Form 10-Q
period 2022-09-30
TCW Star Direct Lending LLC
filed 2022-11-09
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-56404

TCW Star Direct Lending LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-1126955
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 936-2275

Not applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of September 30, 2022, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 9, 2022 was 3,753,200.

TCW Star Direct Lending LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

TCW Star Direct Lending LLC

Statements of Assets and Liabilities

September 30, 2022

	As of September 30,	As of July 21,
	2022	2022
	(unaudited)	(Inception)
Assets
Cash equivalents	$1,000	$1,000
Deferred offering costs	4,461	—
Total Assets	$5,461	$1,000
Liabilities
Organizational costs payable to related party	$133,473	$—
Directors' fees payable to related party	61,875	—
Other liabilities payable to related party	23,167	—
Offering costs payable to related party	4,461	—
Total Liabilities	$222,976	$—
Commitments and Contingencies (Note 4)
Members’ Capital
Common Unitholders’ commitment: (3,753,200 and 10 units issued and outstanding, respectively)	$375,320,000	$1,000
Common Unitholders’ undrawn commitment: (3,753,200 and 10 units issued and outstanding, respectively)	(375,319,000)	—
Common Unitholders’ capital	1,000	1,000
Accumulated losses	(218,515)	—
Total Members’ Capital	$(217,515)	$1,000
Total Liabilities and Members’ Capital	$5,461	$1,000
Net Asset Value Per Unit (accrual base)	$99.94	$100.00

The accompanying notes are an integral part of these financial statements.

TCW Star Direct Lending LLC

Statement of Operations (Unaudited)

September 30, 2022

For the period from July 21, 2022 (Inception) to September 30, 2022
Expenses
Organizational costs	$133,473
Directors’ fees	61,875
Professional fees	14,578
Other expenses	8,589
Total expenses	218,515
Net investment loss	$(218,515)
Net decrease in Members’ Capital from operations	$(218,515)

The accompanying notes are an integral part of these financial statements.

TCW Star Direct Lending LLC

Statements of Changes in Members' Capital (Unaudited)

September 30, 2022

	Common Unitholders’ Capital	Accumulated Losses	Total
Members' Capital at July 21, 2022 (Inception)	$1,000	$—	$1,000
Net Decrease in Members’ Capital Resulting from Operations:
Net investment loss	—	(218,515)	(218,515)
Total Decrease in Members’ Capital from July 21, 2022 (Inception) to September 30, 2022	—	(218,515)	(218,515)
Members’ Capital at September 30, 2022	$1,000	$(218,515)	$(217,515)

The accompanying notes are an integral part of these financial statements.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

1.
Organization and Basis of Presentation

Organization: TCW Star Direct Lending LLC (the “Company”), was formed as a Delaware limited liability company on March 7, 2022. The Company has conducted a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On July 21, 2022 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc.

On September 1, 2022 the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company will be required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

On September 15, 2022, the Company entered into the Investment Advisory and Management Agreement with TAMCO, its registered investment adviser (the “Adviser”). On the same date, the Company also completed the closing of the sale of its Common Units (the "Closing Date") pursuant to which the Company sold 3,753,190 Common Units at an aggregate purchase price of $375,319,000.

The Company commenced operations during the third quarter of fiscal year 2022, but did not have any investment or cash activity during the period from July 21, 2022 (Inception) to September 30, 2022.

Term: The term of the Company will continue until the eighth anniversary of the date of the Company’s amended and restated limited liability agreement (the “LLC Agreement”), unless extended or the Company is sooner dissolved as provided in the LLC Agreement or by operation of law. Thereafter, the Company may extend the term for successive one-year periods upon written notice to the holders of the Units (the “Unitholders”) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period.

Commitment Period: The Commitment Period commenced on the Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser, and will end four years from the later of (a) September 15, 2026, four years from the Closing Date and (b) four years from the date in which the Company first completes an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e., more than 85%) of their business time to the investment activities of the Company and the Related Entities; or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability (the occurrence of such an event, a “Key Person Departure”); provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

1.
Organization and Basis of Presentation (Continued)

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. The Company shall provide written notice to Unitholders of such Key Person Event within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

In accordance with the Company’s LLC Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

Capital Commitments: As of September 30, 2022, the Company has sold 3,753,200 Units for an aggregate offering price of $375,320,000. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,320,000	$375,319,000	0.0%	3,753,200

Recallable Amount: A Unitholder may be required to re-contribute amounts distributed equal to (a) such Unitholder’s share of all portfolio investments that are repaid to the Company, or otherwise recouped by the Company, and distributed to the Unitholder, in whole or in part, during or after the Commitment period, reduced by (b) all re-contributions made by such Unitholder. This amount, (the “Recallable Amount”) is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of September 30, 2022 was $0.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The statement of cash flows has not been included as there was no cash or income activity during the period from July 21, 2022 (Inception) to September 30, 2022. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”).

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2.
Significant Accounting Policies (Continued)

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could be material.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred and as of September 30, 2022, the Company has incurred $133,473 in organizational costs, of which $133,473 was expensed during the period from July 21, 2022 (Inception) to September 30, 2022. Since inception, the Company has incurred $4,461 in offering costs, all of which are deferred as of September 30, 2022.

Cash Equivalents: Cash equivalents are comprised of cash in a money market account. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Recent Accounting Pronouncements: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provides optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of LIBOR and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022.

In January 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-01, Reference Rate Reform (Topic 848) ("ASU 2021-01"). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of London Interbank Offered Rate (“LIBOR”); regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. The Company does not expect the adoption of this ASU or ASU 2020-04 to have a material impact on the financial statements as the Company does not expect to have any investments or debt based on LIBOR.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on the financial statements.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

3.
Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below).

Pursuant to the Advisory Agreement, the Adviser will:

•
formulate and implement the Company's investment program;
•
determine the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes;
•
identify/source, research, evaluate and negotiate the structure of the investments made by the Company (including due diligence on prospective Portfolio Companies);
•
close, monitor and administer the Company's investments, including the exercise of any rights in its capacity as a lender;
•
determine the securities and other assets that the Company will originate, purchase, retain, or sell;
•
place orders for the purchase or sale of portfolio securities for the Company's account with broker-dealers selected by the Adviser;
•
pay such expenses as are incurred by it in connection with providing the foregoing services, subject to the reimbursement of certain expenses incurred on behalf of the Company to the extent described in the Administration Agreement (as defined below);
•
coordinate with the Administrator (as defined below) and;
•
provide the Company with such other investment advisory, research, and related services as the Company may, from time to time, reasonably require for the investment of its funds, including providing operating and managerial assistance to the Company and its portfolio companies as required.

The Company will pay to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of the Company’s portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. Installments of the Management Fee payable for any partial month or quarter shall be pro rated for the actual number of days in such period.

For the period from July 21, 2022 (Inception) to September 30, 2022, no Management Fees have been incurred.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

3.
Agreements and Related Party Transactions (Continued)

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)
First, no Incentive Fee will be owed until the Common Unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their Aggregate Contributions (as defined in the LLC Agreement) to the Company in respect of all the Common Units;
(b)
Second, no Incentive Fee will be owed until the Common Unitholders have collectively received cumulative distributions equal to a 6.5% internal rate of return on their Aggregate Contributions to the Company in respect of all Common Units (the "Hurdle");
(c)
Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Common Unitholders until such time as the Incentive Fee paid to the Adviser is equal to 15% of the sum of (A) the amount by which the Hurdle exceeds the Aggregate Contributions of the Common Unitholders in respect of all Common Units and (B) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (iii); and
(d)
Thereafter, the Adviser will be entitled to an Incentive Fee equal to 15% of additional amounts otherwise distributable to Common Unitholders in respect of all Common Units, with the remaining 85% distributed to the Common Unitholders.

The Incentive Fee will be calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the Common Unitholders.

For purposes of calculating the Incentive Fee, as provided in Section 3.3.2 of the LLC Agreement, Aggregate Contributions shall not include NAV Balancing Contributions or Late-Closer Contributions, and the distributions to Common Unitholders shall not include distributions attributable to Late-Closer Contributions (each capitalized term as defined in the LLC agreement). NAV Balancing Contributions received by the Company will not be treated as amounts distributed to Common Unitholders for purposes of calculating the Incentive Fee. In addition, if distributions to which a Defaulting Member (as defined in the LLC Agreement) otherwise would have been entitled have been withheld pursuant to Section 6.2.4 of the LLC Agreement, the amounts so withheld shall be treated for such purposes as having been distributed to such Defaulting Member. The amount of any distribution of securities made in kind shall be equal to the fair market value of those securities at the time of distribution determined pursuant to Section 13.4 of the LLC Agreement.

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the Advisory Agreement or (ii) the Company terminating the Advisory Agreement for cause, the Company will be required to pay the Adviser a final incentive fee payment (the "Final Incentive Fee Payment"). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company's investments were liquidated for their current value (but without taking into account any unrealized appreciation of any Portfolio Investment (as defined in the LLC Agreement)), and any unamortized deferred Portfolio Investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all of the Company's outstanding liabilities, and (C) the remainder were distributed to Common Unitholders and paid as Incentive Fee in accordance with Section 6(a) of the Advisory Agreement. The Company will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated. In the case of an early termination, the Adviser Return Obligation under Section 6(c) of the Advisory Agreement will not apply in connection with a Final Incentive Fee Payment.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

3.
Agreements and Related Party Transactions (Continued)

Adviser Return Obligation: On each fiscal year-end from and after December 31, 2024 (each, an "Interim Incentive Fee Date"), and after the Company has made its final distribution of assets pursuant to Section 9.2 of the LLC Agreement (the “Final Incentive Fee Date”), if the Adviser has received aggregate payments of Final Incentive Fee, or with respect to the Interim Incentive Fee only, an amount equal to or greater than $1,000,000, in excess of the Adviser Target Amount (as defined in the Advisory Agreement) as of such time (an “Adviser Return Event”), then the Adviser shall return to the Company in cash on or before the 90th day after such Interim Incentive Fee Date or Final Incentive Fee Date, as the case may be, an amount equal to such excess (the "Adviser Return Obligation"). Notwithstanding the preceding sentence, in no event shall the Adviser Return Obligation exceed an amount greater than the aggregate amount of Incentive Fee payments previously received by (or allocated to) the Adviser from the Company with respect to the two Interim Incentive Fee Dates immediately preceding such Adviser Return Event, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees (assuming the highest marginal applicable federal and New York City and State income tax rates applied to such payments), over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation (assuming that, to the extent such payments are deductible by the Adviser, the benefit of such deductions will be computed using the then highest marginal applicable federal and New York City and State income tax rates), as reasonably determined by the Adviser.

The Adviser Return Obligation shall be recomputed to take into account any post-liquidation returns of distributions made by Members pursuant to Section 11.4 of the LLC Agreement, and any additional Adviser Return Obligation triggered by such post- liquidation returns shall be made by the Adviser contemporaneously with such post- liquidation returns by the Members.

Administration Agreement: On September 15, 2022, the Company entered into an Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”). Under the Administration Agreement, the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with BDC and RIC rules, monitor the payment of expenses, oversee the performance of administrative and professional services rendered to the Company by others, be responsible for the financial and other records that the Company is required to maintain, prepare and disseminate reports to the Unitholders and reports and other materials to be filed with the SEC or other regulators, assist the Company in determining and publishing (as necessary or appropriate) its net asset value, oversee the preparation and filing of tax returns, generally oversee the payment of expenses and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to the Company Expenses Limitation (as defined below). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses” below.

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to the Company or any of the Unitholders for any mistake in judgment, any act performed or omission made by such person or losses due to the mistake, action, inaction, or negligence of other agents of the Company. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

3.
Agreements and Related Party Transactions (Continued)

Expenses: The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below, and which shall be borne by the Adviser), in connection with the Company’s organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the Company’s financial and legal affairs, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Company’s LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

3.
Agreements and Related Party Transactions (Continued)

However, the Company will not bear more than (a) an amount equal to 10 basis points of its aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units (the “Company Expenses Limitation”).

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including the Company, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing supervisory investment management services for the Company. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear will, as set forth above, will be borne by the Adviser or its affiliates.

4.
Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022, the Company is not aware of any pending or threatened litigation.

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

5.
Members' Capital

The Company’s Unit activity for the period from July 21, 2022 (Inception) to September 30, 2022, was as follows:

For the period from July 21, 2022 (Inception) to September 30, 2022
Units at beginning of period	10
Units issued and committed during the period	3,753,190
Units issued and committed at end of period	3,753,200

No deemed distributions and contributions were processed during the period from July 21, 2022 (Inception) to September 30, 2022.

6.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

6.
Income Taxes (Continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

7.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that require recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Star Direct Lending LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Star Direct Lending LLC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•
an economic downturn could impair our future portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our future investments in such portfolio companies;
•
an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
interest rate volatility could adversely affect our results;
•
our future operating results;
•
our business prospects and the prospects of our future portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
the ability of our future portfolio companies to achieve their financial and other business objectives;
•
competition with other entities and our affiliates for investment opportunities;
•
the impact of changing market conditions and lending standards on our ability to compete with other industry participants, including other business development companies, private and public funds, individual and institutional investors, and financial institutions for investment opportunities;
•
the social, geopolitical, financial, trade and legal implications of the trade and cooperation agreement arising from Brexit, as well as future agreements between the United Kingdom and various countries in the European Union;
•
pandemics or other serious public health events;
•
an inability to replicate the historical success of any previously launched fund managed by the private credit team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”, also the “Administrator”);
•
the speculative and illiquid nature of our investments;
•
the adequacy of our financing sources and working capital;
•
the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Russia, Ukraine and China;
•
the loss of key personnel of the Adviser;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser and the Administrator;

•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and the related tax implications;
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Company's Amended Registration Statement on Form 10 that we filed with the SEC on August 16, 2022 and in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward- looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward- looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

Overview

We were formed on March 7, 2022 as a limited liability company under the laws of the State of Delaware. We have conducted private offerings of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

We are an externally managed, closed-end, non-diversified management investment company. On September 1, 2022, we filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and will make such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, we are, and will be required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of September 30, 2022, we have sold 3,753,200 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

Our Commitment Period commenced on the Closing Date and will end four years from the later of (a) September 15, 2026, four years from the Closing Date and (b) four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. The Company shall provide written notice to

Unitholders of such Key Person Event within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

In accordance with the Company’s Amended and Restated Limited Liability Company Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

We commenced operations during the third quarter of fiscal year 2022, but we did not have any investment or cash activity during the period from July 21, 2022 (Inception) to September 30, 2022.

Revenues

We plan to generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the Private Credit Group of the Adviser has not involved the use of payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

We will be primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We will also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments will mostly be in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an Investment Vehicle. While we will invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement.

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities in connection with our operations, administration and transactions, including, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and issuance of interests in a Related Entity organized and managed by TCW as a feeder fund for the Company; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administration and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes or other governmental charges assessed against us; (n) independent directors' fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, "no-action" positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing our financial statements or tax returns or providing similar "back office" financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with our termination, liquidation or dissolution or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

However, we will not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units.

"Adviser Operating Expenses" means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including us, in connection with maintaining and operating the Adviser's office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator's overhead in performing its obligations), in furtherance of providing supervisory investment management services for us. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser's registration as an investment adviser under the Investment Advisers Act of 1940, as amended ("Advisers Act"), or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all our expenses that we will not bear, as set forth above, will be borne by the Adviser or its affiliates.

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of September 30, 2022, we have expensed $0.1 million in organizational costs, of which $0.1 million was expensed during the period from July 21, 2022 (Inception) to September 30, 2022. Since inception, we have incurred $4.5 thousand in offering costs, all of which are deferred as of September 30, 2022.

Results of Operations

Expenses

Expenses for the period from July 21, 2022 (Inception) to September 30, 2022 were as follows:

For the period from July 21, 2022 (Inception) to September 30, 2022
Expenses
Organizational costs	$133,473
Directors' fees	61,875
Professional fees	14,578
Other Expenses	8,589
Total expenses	218,515

Our total operating expenses were $0.2 million for the period from July 21, 2022 (Inception) to September 30, 2022. Our operating expenses include organizational costs of $0.1 million.

Net Investment Loss

We incurred a net investment loss of $0.2 million for the period from July 21, 2022 (Inception) to September 30, 2022 due to our incurrence of the expenses previously described above, despite not commencing our investment activity.

Net Decrease in Members' Capital from Operations

Our net decrease in Members' Capital from Operations of $0.2 million is entirely attributable to our net investment loss during the period.

Financial Condition, Liquidity and Capital Resources

On September 15, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 3,753,190 Common Units at an aggregate purchase price of $375.3 million. We also commenced operations during the three months ended September 30, 2022. We expect to generate cash from (1) drawing down capital in respect of Units and (2) cash flows from investments and operations.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), and (3) cash distributions to the Unitholders.

As of September 30, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

September 30, 2022
Commitments	$375,320,000
Undrawn commitments	$375,319,000
Percentage of commitments funded	0.0%
Units	3,753,200

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Adviser in accordance with our valuation policy, subject to oversight by periodic reporting to the Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of September 30, 2022, we have not commenced investment activity and there has been no lending or borrowing activity since inception.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Amended Registration Statement on Form 10 that we filed with the SEC on August 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

Other than sales of the Company’s Units previously reported on Form 8-K, there have been no sales by the Company of unregistered securities.

On January 21, 2022, the Company began accepting subscription agreements from investors for the private sale of its Units. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Unit upon at least ten business days’ prior written notice to the Unitholders. The issuance of the Units pursuant to these subscription agreements and any draw by the Company under the related Commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Index

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on August 16, 2022)

3.2

Certificate of Amendment to Certificate of Formation (incorporated by reference to Exhibit 3.2 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on August 16, 2022)

3.3

Limited Liability Company Agreement, dated May 17, 2022 (incorporated by reference to Exhibit 3.3 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on August 16, 2022)

3.4

Amended and Restated Limited Liability Company Agreement, dated September 15, 2022 (incorporated by reference to Exhibit 3.4 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on August 16, 2022)

10.1

Investment Advisory and Management Agreement, dated September 15, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on August 16, 2022)

10.2

Administration Agreement, dated September 15, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on August 16, 2022)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW STAR DIRECT LENDING LLC
Date: November 9, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 9, 2022	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer