Form 10-K
period 2022-12-31
TCW Star Direct Lending LLC
filed 2023-03-28
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSIONrr

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Limited Liability Company Units (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2022, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 28, 2023 was 3,753,190.

Documents Incorporated by Reference

TCW Star Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2022, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our future investments in such portfolio companies;
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
•
the ability of our portfolio companies to achieve their financial and other business objectives;
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
the adequacy of our working capital;
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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

ii

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

iii

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

“TCW Star Direct Lending LLC,” “Company,” “we,” “us,” and “our” refers to TCW Star Direct Lending LLC, a Delaware limited liability company.

The “Adviser” refers to TCW Asset Management Company LLC, a Delaware limited liability company.

Item 1. Business.

(a) General Development of Business

We were formed on March 7, 2022 as a limited liability company under the laws of the State of Delaware. We conducted a private offering of our common limited liability company units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). On September 15, 2022, we completed the closing of the sale of our Common Units pursuant to which we sold 3,753,190 Common Units at an aggregate purchase price of $375.3 million. Any investors in our initial private offering were required to be “accredited investors” as defined in Regulation D of the Securities Act.

We are an externally managed, closed-end, non-diversified management investment company. On September 1, 2022, we filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a BDC and a RIC, we will be are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies.

We are managed by the TCW Private Credit Group (the “Private Credit Group”), a group of investment professionals that will use the same investment strategy employed by the Private Credit Group over the past 22 years.

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity- linked securities such as options and warrants. We may also consider making an equity investment, in combination with a debt investment. Our investments will mostly be made in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is expected to be between $25 million and $150 million. We estimate the general maturity and duration for our investments to be approximately five years. We currently expect to focus our investments in portfolio companies in a variety of industries. While we intend to focus on investments in middle market companies, we may invest in larger or smaller companies. See “Part 2 Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

The issuers in which we invest are typically highly leveraged, and, in most cases, these investments will not be rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

Because we intend to qualify as a RIC under the Code, our portfolio will be subject to diversification and other requirements. See “—Certain U.S. Federal Income Tax Consequences.” In addition to those diversification requirements, we will not invest more than 10% of investors’ aggregate capital commitments to us through the Units (the “Commitments”) in any single portfolio company.

The Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment advisory and management agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $205 billion of assets as of December 31, 2022. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including TCW Direct Lending LLC, TCW Direct Lending VII LLC, and TCW Direct Lending VIII LLC (together with their five predecessor funds, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•
periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to our portfolio companies in the industry, if any;
•
attendance at and participation in board meetings or presentations by portfolio companies; and review of monthly and quarterly financial statements and financial projections of portfolio companies.

The Private Credit Group

The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Group is launching the Company as its ninth Direct Lending Fund. The Private Credit Group is led by Richard Miller and currently includes a group of 22 investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

The Private Credit Group and other investment professionals of the Adviser have extensive experience in the capital markets, including work on deal origination, due diligence, transaction structuring, and portfolio management in the public and private markets across a wide spectrum of securities and industries. The Adviser believes that the experience of its investment professionals, and the Private Credit Group in particular, should position us to achieve attractive risk-adjusted returns.

The investment approach of the Private Credit Group is primarily to originate and invest in loans to middle market companies and generally focuses on the following:

•
Investing in adjustable-rate, senior secured investment opportunities;
•
Maintaining a principal preservation/absolute return focus;
•
Investing capital in a disciplined manner with an eye towards finding opportunities in both positive and negative markets, without attempting to time markets; and
•
Evaluating investment opportunities on a risk-adjusted return basis.

We employ the investment approach and strategy the Private Credit Group developed and implemented over the past 22 years of investing in the middle markets. The approach focuses on the fundamental objectives of preserving capital and generating attractive risk-adjusted returns.

The Private Credit Group’s Investment Committee

The Private Credit Group’s investment committee (the “Investment Committee”) evaluates and approves all investments by the Adviser. The Investment Committee process is intended to bring the diverse experiences and perspectives of the committee members to the analysis and consideration of every investment. The Investment Committee determines appropriate investment sizing, structure, pricing, and ongoing monitoring requirements for each investment, thus serving to provide investment consistency and adherence to the Adviser’s investment philosophies and policies. In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. The team’s investment professionals are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and enables the investment team members to work more efficiently. Each proposed transaction is presented to the Investment Committee for consideration in a formal written report. Each of our new investments, and the disposition or sale of each existing investment, must be approved by the Investment Committee.

The Adviser will keep our board of directors well informed as to the identity and title of each member of its Investment Committee and provide to the board of directors such other information with respect to such persons and the functioning of the Investment Committee and the Private Credit Group as the board of directors may from time to time request.

The Investment Committee is composed of five members of the Private Credit Group. The members of the Investment Committee are Richard T. Miller, Suzanne Grosso, Ryan Carroll, Mark Gertzof and David Wang. Richard T. Miller, Suzanne Grosso, Mark Gertzof and David Wang, are referred to as “Key Persons” of the Company.

We use the expertise of the members of the Investment Committee/Key Persons (including Mr. Miller, Ms. Grosso, Mr. Carroll, Mr. Gertzof, and Mr. Wang), and the Private Credit Group to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by the Private Credit Group will enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies. For additional information concerning the competitive risks we face. See “Item 1A. Risk Factors—Competition for Investment Opportunities.”

Investment Advisory and Management Agreement

Pursuant to the Advisory Agreement, the Adviser will:

•
determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•
identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies);
•
determine the assets we will originate, purchase, retain or sell;
•
close, monitor and administer the investments we make, including the exercise of any rights in our capacity as a lender; and
•
provide us such other investment advice, research and related services as we may, from time to time, require.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the Advisory Agreement, the Adviser will receive a management fee and an incentive fee from us as described below.

On September 15, 2022, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

The Adviser will not assume any responsibility to us other than to render the services described in, and on the terms of, the Advisory Agreement and the Administration Agreement, and will not be responsible for any action of our board of directors in declining to follow the advice or recommendations of the Adviser. Under the terms of the Advisory Agreement, the Adviser (and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) and any person who otherwise serves at the request of the board of directors on our behalf (in each case, an “Indemnitee”) will not, in the absence of its own willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such Indemnitee’s respective position, be liable to us or to our investors for (a) any mistake in judgment, (b) any act performed or omission made by it or (c) losses due to the mistake, action, inaction or negligence of our other agents.

We will indemnify each Indemnitee for any loss, damage or expense incurred by such Indemnitee on our behalf or in furtherance of the interests of our investors or otherwise arising out of or in connection with the Company, except for losses (x) arising from such Indemnitee’s own willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such Indemnitee’s position or losses due to a violation of an applicable law or regulation by the Indemnitee or (y) arising from the Indemnitee defending an actual or threatened claim, action, suit or proceeding against the Indemnitee brought or initiated by the Company, the board of directors of the Company and/or the Adviser (or brought or initiated by the Indemnitee against the Company, the board of directors of the Company and/or the Adviser). If we do not have sufficient available funds to satisfy such an indemnification liability or obligation and each Unitholder has already made aggregate contributions pursuant to drawdowns equal to such Unitholder’s Commitment plus amounts that can be recalled as described below in “Item 9. Market Price of and Dividends on the Registrant s Common Equity and Related Unitholder Matters—Recallable Amounts,” then we may require that each Unitholder return distributions we have previously made to such Unitholder to satisfy its proportionate share of the shortfall; provided, however, that no Unitholder shall be required (i) to return an aggregate amount in excess of the lesser of (a) the aggregate amount of distributions we made to such Unitholder and (b) 25% of such Unitholder’s aggregate Commitment or (ii) to return amounts distributed to such Unitholder more than three years prior to the date such Unitholder is informed of a potential indemnification claim.

U.S. federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Advisory Agreement will constitute a waiver or limitation of any rights that we may have under any applicable federal or state securities laws.

Management Fee

We pay to the Adviser, quarterly in arrears, a management fee (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of our portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee for any partial month or quarter will be appropriately pro-rated. While the Management Fee accrues from the Initial Closing Date, the Adviser intends to defer payment of such fee to the extent that such fee is greater than the aggregate amount of interest and fee income earned by the Company.

Incentive Fee

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)
First, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their aggregate capital contributions in respect of all Units;
(b)
Second, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions equal to an 6.5% internal rate of return on their aggregate capital contributions in respect of all Units (the “Hurdle”);
(c)
Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Unitholders until such time as the Incentive Fee paid to the Adviser is equal to 15% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Unitholders in respect of all Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and
(d)
Thereafter, the Adviser will be entitled to an Incentive Fee equal to 15% of additional amounts otherwise distributable to Unitholders, with the remaining 85% distributed to the Unitholders.

The Incentive Fee will be calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the Unitholders.

The following is a graphical representation of the incentive fee calculation pursuant to the Advisory Agreement:

Example Incentive Fee Calculations

Case #1 (5.00% return on contributed capital)

Assume $100.00 of aggregate contributed capital, with the entire amount contributed on January 1.

The Company produces $5.00 of net profit over the year (after payment of all Company expenses including the Management Fee) and liquidates on December 31, designating $105.00 for distribution and Incentive Fee payments.

Step 1: Unitholders receive distributions totaling their $100.00 of aggregate contributed capital. There remains $5.00 designated for distribution and Incentive Fee payments.

Step 2: Unitholders are entitled to 100% of the remaining amount until they have received a 6.5% annual return on their unreturned contributed capital, which in this case totals $6.50. The remaining $5.00 is distributed to the Unitholders in satisfaction of this entitlement, leaving no further amounts designated for distribution and Incentive Fee payments.

In this case the total Incentive Fee received by the Adviser is $0.00, or 0% of the $5.00 of net profit to the Company.

Case #2 (8.75% return on contributed capital)

Assume $100.00 of aggregate contributed capital, with the entire amount contributed on January 1.

The Company produces $8.75 of net profit over the year (after payment of all Company expenses including the Management Fee) and liquidates on December 31, designating $108.75 for distribution and Incentive Fee payments.

Step 1: Unitholders receive distributions totaling their $100.00 of aggregate contributed capital. There remains $8.75 designated for distribution and Incentive Fee payments.

Step 2: Unitholders are entitled to 100% of the remaining amount until they have received a 6.5% annual return on their unreturned contributed capital, which in this case totals $6.50. $6.50 is distributed to the Unitholders in satisfaction of this entitlement. There remains $2.25 designated for distribution and Incentive Fee payments.

Step 3: The Adviser is entitled to 100% of the remaining amount until it has received 15% of total distributions and Incentive Fee payments in excess of contributed capital, which in this case totals approximately $1.15. Such amount is paid to the Adviser as an Incentive Fee, in satisfaction of this entitlement. There remains approximately $1.10 designated for distribution and Incentive Fee payments.

Step 4: Unitholders are entitled to 85% of the remaining amount and the Adviser is entitled to 15% of the remaining amount. Therefore, the Unitholders receive approximately $0.935 in additional distributions while the Adviser receives approximately $0.165 in additional Incentive Fee payments.

In this case the total Incentive Fee received by the Adviser is $1.315, or 15.00% of the $8.75 of net profit to the Company.

Case #3 (12.00% return on contributed capital)

Assume $100 of aggregate contributed capital, with the entire amount contributed on January 1.

The Company produces $12.00 of net profit over the year (after payment of all Company expenses including the Management Fee) and liquidates on December 31, designating $112.00 for distribution and Incentive Fee payments.

Step 1: Unitholders receive distributions totaling their $100.00 of aggregate contributed capital. There remains $12.00 designated for distribution and Incentive Fee payments.

Step 2: Unitholders are entitled to 100% of the remaining amount until they have received a 6.5% annual return on their unreturned contributed capital, which in this case totals $6.50. $6.50 is distributed to the Unitholders in satisfaction of this entitlement. There remains $5.50 designated for distribution and Incentive Fee payments.

Step 3: The Adviser is entitled to 100% of the remaining amount until it has received 15% of total distributions and Incentive Fee payments in excess of contributed capital, which in this case totals approximately $1.15. Such amount is paid to the Adviser as an Incentive Fee in satisfaction of this entitlement. There remains approximately $4.35 designated for distribution and Incentive Fee payments.

Step 4: Unitholders are entitled to 85% of the remaining amount and the Adviser is entitled to 15% of the remaining amount. Therefore, the Unitholders receive approximately $3.70 in additional distributions while the Adviser receives approximately $0.65 in additional Incentive Fee payments.

In this case the total Incentive Fee received by the Adviser is $1.80, or 15.00% of the $12.00 of net profit to the Company.

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the agreement or (ii) our terminating the agreement for cause (as set out in the Advisory Agreement), we will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all our investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all our outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with the “waterfall” (i.e., clauses (a) through (d)) described above for determining the amount of the Incentive Fee. We will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated.

In addition, on each fiscal year-end from and after December 31, 2024 (each, a “Interim Incentive Fee Date”) the Adviser shall be entitled to an interim incentive fee payment (each, and “Interim Incentive Fee Payment”), which shall be treated as an advance against future Incentive Fee Payments, in an amount equal to the Incentive Fee payment that would be made to the Adviser if all of the assets of the Company were fully realized for cash as of such Interim Incentive Fee Date in an amount equal to the fair market value of such assets, and the resulting proceeds, after payment or provision for expenses, liabilities and contingencies, were distributed to the common unitholders and the Adviser in accordance with the incentive fee calculation. The Adviser may, in its discretion, defer any such Interim Incentive Fee, and allocate it for future distribution pending expiration of the lookback period described below under Adviser Return Obligation.

Adviser Return Obligation

On each Interim Incentive Fee Date and after we have made our final distribution of assets in connection with our dissolution (“Final Incentive Fee Date”), if the Adviser has received aggregate payments of Final Incentive Fee, or with respect to the Interim Incentive Fee only, an amount equal to or greater than $1,000,000, in excess of the amount the Adviser was entitled to receive as described under “Incentive Fee” above, then the Adviser will return to us (“Adviser Return Event”), on or before 90 days after such Interim Incentive Fee Date or Final Incentive Fee Date, as the case may be, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event shall the Adviser Return Obligation exceed an amount greater than the aggregate amount of Incentive Fee payments previously received by (or allocated to) the Adviser by us with respect to the two Interim Incentive Fee Dates immediately preceding such Adviser Return Event, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees (assuming the highest marginal applicable federal and New York City and State income tax rates applied to such payments), over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation (assuming that, to the extent such payments are deductible by the Adviser, the benefit of such deductions will be computed using the then highest marginal applicable federal and New York City and State income tax rates), as reasonably determined by the Adviser.

Administration Agreement

We entered into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of our financial records and otherwise assist with our compliance with BDC and RIC rules, monitor the payment of our expenses, oversee the performance of administrative and professional services rendered to us by others, be responsible for the financial and other records that we are required to maintain, prepare and disseminate reports to our Unitholders and reports and other materials to be filed with the SEC or other regulators, assist us in determining and publishing (as necessary or appropriate) our net asset value, oversee the preparation and filing of our tax returns, generally oversee the payment of our expenses and provide such other services as the Administrator, subject to review of our board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to the cap on offering and organizational expenses (as described below). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses” below.

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to us or any of our Unitholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. We will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it.

Expenses

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations, including the allocable portion of the cost of our chief compliance officer, chief legal officer and chief financial officer and their respective staff; (j) transfer agent, and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

However, we will not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units.

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including us, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing supervisory investment management services for us. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all our expenses that we will not bear, as set forth above, will be borne by the Adviser or its affiliates.

Transfer Agent

U.S. Bancorp Fund Services, LLC serves as our transfer agent and disbursing agent.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement. Each of our executive officers is described under “Item 10. Directors, Executive Officers and Corporate Governance.”

Competition

We will compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks that underwrite initial public offerings, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we

do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code will impose on us as a BDC and a RIC.

Derivatives

We do not expect derivatives to be a significant component of our investment strategy. We retain the flexibility, however, to utilize hedging techniques, such as interest rate swaps, to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

We also may use various hedging and other risk management strategies to seek to manage additional risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against foreign currency fluctuations vis-à-vis the U.S. Dollar or possible adverse changes in the market value of securities held in our portfolio.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our Units that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iii) the date on which we have issued more than $1.0 billion in debt securities during the preceding three-year period. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

The Private Offering

In connection with its subscription for Units, each of our investors made a Commitment to us and received one Unit for every one hundred dollars of such investor’s accepted Commitment (for example, an investor making a Commitment of $200 million would be issued two million Units). Each Unit was issued for a purchase price of $0.01 per Unit (the “Original Issuance Price”) and obligates the Unitholder to make additional future capital contributions of $99.99. The amount that remains to be drawn down with respect to a Unit is referred to as that Unit’s “Undrawn Commitment.” The minimum Commitment by an investor is $10 million (i.e., 100,000 Units), although Commitments of lesser amounts may be accepted at our discretion.

Each investor entered into a subscription agreement in connection with its Commitment (a “Subscription Agreement”). The Subscription Agreement sets forth, among other things, the terms and conditions upon which the investors purchased Units, the circumstances under which we may draw down capital from investors, certain covenants that all investors agreed to and the remedies available to us in the event that an investor defaults on its obligation to make capital contributions. If an investor fails to fund its capital contribution, interest will accrue at the default rate (as defined herein) on the outstanding unpaid balance of such capital contribution, from and including the date such capital contribution was due until the earlier of the date of payment of such capital contribution by such investor. The “Default Rate” with respect to any period shall be the lesser of (a) a variable rate equal to the prime rate in effect, from time to time, during such period plus 6% or (b) the highest interest rate for such period permitted by applicable law. We may waive the requirement to pay interest, in whole or in part. In addition, the Subscription Agreement includes an Investor Suitability Questionnaire designed to ensure that all investors are “qualified purchasers” as defined in the 1940 Act, and also are either (i) “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act, or (ii) in the case of Units sold outside the United States, persons that are not “U.S. persons” in accordance with Regulation S under the Securities Act.

Initial Closing and Subsequent Closings

On September 15, 2022 (the “Initial Closing Date”), we completed the closing of the sale of our Common Units pursuant to which we sold 3,753,190 Common Units at an aggregate purchase price of $375.3 million.

After the Initial Closing Date, we expect to hold a limited number of additional closings (“Subsequent Closings”) at which we will issue Units (each a “Subsequent Closing Date”). In advance of each Subsequent Closing Date, and as close to it as practicable, the Company will allocate its estimated profits and losses through that date, and distribute to Unitholders any undistributed estimated profits in cash to the extent there is available cash and through a deemed capital call and corresponding deemed distribution to the extent there is not sufficient available cash (on each occasion, a Distribution”).

Each investor participating in a Subsequent Closing (a “Later-Closing Investor”) will be issued Units in exchange for the Original Issuance Price and will be required to contribute to us in respect of each Unit newly issued to such investor:

(i)
an amount equal to the amount of any additional capital contributions we had previously drawn down with respect to a Unit issued on the Initial Closing Date (a Contribution”);
(ii)
an amount equal to any increase in the net asset value (as reflected in our books and records after giving effect to the applicable Distribution) of a Unit issued on the Initial Closing Date through the closing date for the newly issued Unit, excluding any increase in net asset value attributable to additional capital contributions made by the applicable Unitholder or decrease attributable to distributions of Contributions as described in the paragraph below (an “NAV Balancing Contribution”); and
(iii)
an amount equal to a rate of 2.0% per annum on the Contribution for such newly issued Unit, calculated for the period from the Initial Closing Date to the closing date for such newly issued Unit as an administrative fee to compensate us for expenses and activities related to the Later-Closing Investor (a “Late-Closer Contribution”).

True-Up Contributions may be retained by us and used for any purpose of the Company. If at any time we determine that because of the True-Up Contributions we have excess cash on hand, we may distribute that excess cash among all the Unitholders pro rata based on the number of Units held by each. Any distribution of True-Up Contributions will be treated as a return of previously made capital contributions in respect of the Units and, consequently, will correspondingly increase the Undrawn Commitment of the Units.

NAV Balancing Contributions will not reduce the Undrawn Commitment of the associated Units and will not be treated as capital contributions for purposes of calculating the Incentive Fee. NAV Balancing Contributions received by us will not be treated as amounts distributed to Unitholders for purposes of calculating the Incentive Fee.

Late-Closer Contributions will not reduce the Undrawn Commitment of the associated Units and will not be treated as capital contributions for purposes of calculating the Incentive Fee. Any distribution of Late-Closer Contributions will not be treated as an amount distributed to the Unitholders for purposes of calculating the Incentive Fee.

Distributions and NAV Balancing Contributions will be determined by us in good faith on the basis of best commercial efforts and likely will be approximate amounts.

As of December 31, 2022, we have sold 3,753,190 Common Units for an aggregate offering price of $375.3 million.

Commitment Period

The "Commitment Period" of the Company began on the Initial Closing Date and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Initial Closing Date and (b) December 21, 2026, four years from the date on which the Company first completed an investment; unless terminated pursuant to a Key Person Event, as described below, the Commitment Period shall be automatically extended for successive one-year periods beginning one year prior to each scheduled expiration of the Commitment Period (so that, immediately following any such extension, the Commitment Period will expire two years from that date). Supermajority in interest of all Unitholders may terminate the Commitment Period at any time upon 90 days written notice to the Company. After the expiration of the Commitment Period, Unitholders will be released from any further obligation with respect to their Undrawn Commitments, except as provided in the LLC Agreement. “A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of his or her business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. The Company shall provide written notice to Unitholders of such Key Person Event within 30 days of the date of such Key Person Departure.

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. In addition, a BDC must be organized for the purpose of investing in or lending primarily to private companies organized in the United States and making significant managerial assistance available to them.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our board of directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of any such person’s office. As a BDC, we are currently also required to meet a minimum coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any Preferred Units.

As a BDC, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. We may, however, rely on recently adopted Rule 12d1-4 under the 1940 Act and invest in excess of the limits described above. However, to the extent we rely on Rule 12d1-4, we will be subject to certain conditions and requirements under Rule 12d1-4. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Unitholders to additional expenses.

We have no intention to, and are generally not able to, issue and sell our Units at a price below net asset value per Unit. We may, however, issue and sell our Units at a price below the then-current net asset value of our Units if our board of directors determines that such sale is in our best interests and the best interests of the Unitholders, and the Unitholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities. In addition, we may generally issue new Units at a price below net asset value in rights offerings to existing Unitholders, in payment of distributions and in certain other limited circumstances.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and such potential co-investment funds based on capital available for investment, which generally will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations. In situations where we cannot co-invest with other investment funds managed by the Adviser or an affiliate of the Adviser due to the restrictions contained in the 1940 Act that are not addressed by the exemptive relief or SEC guidance, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
•
is organized under the laws of, and has its principal place of business in, the United States;
•
is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•
satisfies either of the following:
o
has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or
o
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.
•
Securities of any eligible portfolio company that we control.
•
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
•
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible qualifying asset or portfolio company.
•
Securities received in exchange for or distributed in connection with securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
•
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which is referred to herein, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of Preferred Units senior to the Units, if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. While any Preferred Units or, in certain limited circumstances, debt securities are outstanding, we may be prohibited from making distributions to Unitholders or repurchasing Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for generally up to 60 days without regard to the 200% asset coverage requirement described above. Finally, (i) Preferred Units must have the same voting rights as the Units (one Unit, one vote), and (ii) holders of Preferred Units (the “Preferred Unitholders”) must have the right, as a class, to appoint two directors to the board of directors.

Code of Ethics

We and the Adviser have adopted, a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.This information is available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the codes of ethics on the Adviser’s website at www.TCW.com or by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented, written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We and the Adviser are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for administering the policies and procedures.

Proxy Voting Policies and Procedures

We delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

If the Adviser has responsibility for voting proxies in connection with its investment advisory duties, or has the responsibility to specify to an agent how to vote the client’s proxies, it exercises such voting responsibilities through the corporate proxy voting process. The Adviser believes that the right to vote proxies is a significant asset of its clients’ holdings. In order to provide a basis for making decisions in the voting of proxies for its clients, the Adviser and its affiliates have established a proxy voting committee (the “Proxy Committee”) and adopted proxy voting guidelines (the “Guidelines”) and procedures.

The Proxy Committee generally meets quarterly (or at such other frequency as determined by the Proxy Committee), and its duties include establishing proxy voting guidelines and procedures, overseeing the internal proxy voting process, and reviewing proxy voting issues. The members of the Proxy Committee include the Adviser’s personnel from the investment, compliance, legal and marketing departments. The Adviser also uses outside proxy voting services (each, an “Outside Service”) to help manage the proxy voting process. Each Outside Service facilitates its voting according to the Guidelines (or according to guidelines submitted by the Adviser’s clients) and helps maintain the Adviser’s proxy voting records. The Adviser’s proxy voting and record keeping is dependent on the timely provision of proxy ballots by custodians, clients and other third parties. Under circumstances described below involving potential conflicts of interest, the Adviser may also request an Outside Service to help decide certain proxy votes. In those instances, the Proxy Committee shall review and evaluate the voting recommendations of each Outside Service to ensure that recommendations are consistent with the Adviser’s clients’ best interest. In the event the Adviser inadvertently receives any proxy material on behalf of a client that has retained proxy voting responsibility, and where it is reasonably feasible by the Adviser to determine the identity of the client, the Adviser will promptly forward such materials to the client. As a matter of firm policy, the Adviser does not disclose to unaffiliated third parties how it expects to vote on upcoming proxies and does not disclose the way it voted proxies without a legitimate need to know such information.

The Guidelines provide a basis for the Adviser’s decisions in the voting of proxies for clients. When voting proxies, the Adviser’s utmost concern is that all decisions be made solely in the interests of the client and with the goal of maximizing the value of the client’s investments. Generally, proposals will be voted in accordance with the Guidelines and any applicable guidelines provided by the Adviser’s clients. The Adviser’s underlying philosophy, however, is that the portfolio managers, who are primarily responsible for evaluating the individual holdings of the Adviser’s clients, are best able to determine how best to further client interests and goals. The portfolio managers may, in their discretion, take into account the recommendations of the Adviser’s management, the Proxy Committee, and any Outside Service.

Individual portfolio managers, in the exercise of their best judgment and discretion, may from time to time override the Guidelines and vote proxies in a manner that they believe will enhance the economic value of clients’ assets, keeping in mind the best interests of the beneficial owners. The Guidelines provide procedures for documenting and, as required, approving such overrides. In the event a potential conflict arises in the context of voting proxies for the Adviser’s clients, the primary means by which the Adviser will avoid a conflict of interest is by casting votes with the assistance of an Outside Service according to the Guidelines and any applicable guidelines provided by the Adviser’s clients. If a potential conflict of interest arises, and the proxy vote to be decided is predetermined under the Guidelines, then the Adviser will follow the Guidelines and vote accordingly. On the other hand, if a potential conflict of interest arises and there is no predetermined vote, or the Guidelines themselves refer such vote to the portfolio manager for decision, or the portfolio manager would like to override a predetermined vote, then the Guidelines provide procedures for determining whether a material conflict of interest exists and, if so, resolving such conflict.

The Adviser or an Outside Service will keep records of the following items for at least five years: (i) the Guidelines and any other proxy voting procedures; (ii) proxy statements received regarding client securities (unless such statements are available on the SEC’s EDGAR system); (iii) records of votes cast on behalf of clients (if maintained by an Outside Service, that Outside Service will provide copies of those records promptly upon request); (iv) records of written requests for proxy voting information and the Adviser’s response (whether a client’s request was oral or in writing); and (v) any documents the Adviser prepared that were material to making a decision on how to vote, or that memorialized the basis for the decision. Additionally, the Adviser or an Outside Service will maintain any documentation related to an identified material conflict of interest.

Privacy Principles

We are committed to maintaining the confidentiality, integrity and security of nonpublic personal information relating to our investors. The following information is provided to describe generally what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between individual investors and the Company. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for legitimate business purposes, for example, in order to service the investor’s accounts or provide the investor with information about other products and services offered by the Company or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as required by law or in connection with regulatory or law enforcement inquiries, or (ii) as otherwise permitted by law to the extent necessary to effect, administer or enforce investor or our transactions.

Any party that receives nonpublic personal information relating to investors from the Company is permitted to use the information only for legitimate business purposes or as otherwise required or permitted by applicable law or regulation. In this regard, for our officers, employees and agents and affiliates, access to such information is restricted to those who need such access in order to provide services to us and to our investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we were required to register a class of equity securities under the 1934 Act and filed a Registration Statement for our Common Units with the SEC under the 1934 Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information is available on the SEC's website at www.sec.gov.

Because we do not currently maintain a corporate website, we do not intend to make available on a website our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. We do intend, however, to provide electronic or paper copies of our filings free of charge upon request.

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in the Common Units. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances (including alternative minimum tax consequences) and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, persons holding Units as part of hedging transaction, wash sale, conversion transaction or integrated transaction, real estate investment trusts, regulated investment companies, tax-exempt entities, U.S. Holders (as defined below) whose functional currency is not the U.S. dollar, certain financial institutions and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold their Units as capital assets (generally, assets held for investment).

For purposes of this discussion, a “U.S. Holder” is a Unitholder that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a Unitholder who is neither a U.S. Holder nor a partnership for U.S. federal income tax purposes. For tax purposes, our fiscal year is the calendar year.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Units, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that will own Units through a partnership should consult its tax advisors with respect to the purchase, ownership and disposition of those Units.

Tax matters are complex and prospective investors in the Units are urged to consult their own tax advisors with respect to the U.S. federal income tax and state, local and non-U.S. tax consequences of an investment in the Units, including the potential application of U.S. withholding taxes.

Classification of the Company as Corporation for Tax Purposes

As a limited liability company, the Company is an eligible entity that is entitled to elect its classification for U.S. federal tax purposes. The Company has made an election to cause it to be classified as an association that is taxable as a corporation for U.S. federal income tax purposes. If the Company is unable to qualify as a RIC (the requirements of which are discussed below) during the liquidation of its portfolio following the Commitment Period, it may consider filing a new election to cause the Company to be classified as a partnership for U.S. federal tax purposes (from the effective date of such new election forward). The Company has no current intention of making such a new election and would only make such election if it determines it is in the best interests of Unitholders to do so.

Regulated Investment Company Classification

As a BDC, we elected, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our Unitholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our Unitholders, for each taxable year, the sum of at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, and 90% of its net interest (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we distribute to Unitholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to Unitholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years.

In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•
at all times during each taxable year, have in effect an election to be treated as a BDC under the 1940 Act;
•
derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership”; and
•
diversify our holdings so that at the end of each quarter of the taxable year:
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o
no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships.”

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to Unitholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

We may have difficulty satisfying the diversification requirements as we liquidate our portfolio following the Commitment Period, since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any nonqualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of nonqualifying securities or other property.

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.

If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Unitholders, and distributions will be taxable to the Unitholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our Unitholders their share of the non-U.S. taxes paid by the Company.

Taxation of U.S. Holders

Distributions by us generally will be taxable to U.S. Holders as ordinary income or capital gains. Distributions of our investment company taxable income will be taxable as ordinary income to U.S. Holders to the extent of our current or accumulated earnings and profits. Distributions of our net capital gains (that is, the excess of our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Holder as long-term capital gains, regardless of the U.S. Holder’s holding period for its Units. Distributions of investment company taxable income that are reported by us as being derived from “qualified dividend income” will be taxed in the hands of non-corporate Unitholders at the rates applicable to long-term capital gain, provided that holding period and other requirements are met by both the Unitholders and us. “Qualified dividend income” reported by us may not exceed the aggregate dividends it receives from most U.S. corporations and certain foreign corporations. Dividends distributed by us will generally not be attributable to qualified dividend income.

Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Holder’s adjusted tax basis in such U.S. Holder’s Units and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Holder. For a summary of the tax rates applicable to capital gains, including capital gain dividends, see the discussion below.

Although we currently intend to distribute realized net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses), if any, at least annually, we may in the future decide to retain some or all of our net capital gains, and to designate some or all of the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. Holder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. Holder, and the U.S. Holder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the U.S. Holder’s cost basis for its Units. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by U.S. Holders on long-term capital gains, the amount of tax that U.S. Holders will be treated as having paid will exceed the tax they owe on the capital gain dividend. Such excess generally may be claimed as a credit or refund against the U.S. Holder’s other U.S. federal income tax obligations. A U.S. Holder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to Unitholders prior to the expiration of 60 days after the close of the relevant tax year.

For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, a U.S. Holder generally will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared in October, November, or December of any calendar year, payable to Unitholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by the U.S. Holders on December 31 of the year in which the dividend was declared.

U.S. Holders making NAV Balancing Contributions should consider that distributions of any amounts of the earnings requiring the NAV Balancing Contributions will be taxed upon receipt as dividends to the extent of our current and accumulated earnings and profits even though the distribution economically represents a return of the Unitholder’s investment.

You may recognize taxable gain or loss if you sell or exchange your Units (including a redemption of such Units or upon a liquidation of the Company). The amount of the gain or loss will be measured by the difference between your adjusted tax basis in your Units and the amount of the proceeds you receive in exchange for such Units. Any gain or loss arising from the sale or exchange of the Units (or, in the case of distributions in excess of the sum of our current and accumulated earnings and profits and your tax basis in the Units, treated as arising from the sale or exchange of your Units) generally will be a capital gain or loss if the Units are held as a capital asset. This capital gain or loss normally will be treated as a long-term capital gain or loss if you have held your Units for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or exchange of Units held for six months or less generally will be treated as a long-term capital loss to the extent of the amount of capital gain dividends received, or treated as deemed distributed, with respect to such Units.

In general, individual U.S. Holders currently are subject to a maximum U.S. federal income tax rate of 20% on their net capital gain, i.e., the excess of net long-term capital gain over net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in the Units in the future. In addition, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly or $125,000 in the case of married individuals filing separately) and certain estates and trusts are subject to an additional 3.8% tax on their “net investment income,” which generally includes net income from interest, dividends, annuities, royalties, and rents, and net capital gains (other than certain amounts earned from trades or businesses). Corporate U.S. Holders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Dividends distributed by us to corporate Unitholders generally will not be eligible for the dividends-received deduction. Tax rates imposed by states and local jurisdictions on capital gain and ordinary income may differ.

We (or the applicable withholding agent) will send to each of the U.S. Holders, as promptly as possible after the end of each calendar year, a report detailing the amounts includible in such U.S. Holder’s taxable income for such year as ordinary income, long- term capital gain and “qualified dividend income,” if any. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local, and non-U.S. taxes depending on a U.S. Holder’s particular situation.

Limitation on Deduction for Certain Expenses

If the Units are not beneficially owned by at least 500 persons at all times during the taxable year, then a U.S. Holder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that we incur, to the extent that the expenses would have been subject to these limitations if the holder had incurred them directly. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, U.S. Holders are not permitted to take any miscellaneous itemized deductions. We do not expect the Units to be beneficially owned by 500 or more persons.

If we do not satisfy the 500-shareholder requirement, we would be required to report the relevant expenses, including the Management Fee and Incentive Fee, on Form 1099-DIV, and affected holders will be required to take into account as income an amount equal to their allocable share of such expenses and to take into account their allocable share of such expenses.

U.S. Taxation of Tax-Exempt U.S. Holders

A U.S. Holder that is an organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a U.S. Holder of the activities we propose to conduct could give rise to UBTI. However, a BDC (and RIC) is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its Unitholders for purposes of determining their treatment under current law. Therefore, a U.S. Holder should not be subject to U.S. taxation solely as a result of the holder’s ownership of Units and receipt of dividends with respect to such Units. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a U.S. Holder. Therefore, a U.S. Holder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between investors and investments. In the event that any such proposals were to be adopted and applied to BDCs (or RICs), the treatment of dividends payable to investors could be adversely affected.

Taxation of Non-U.S. Holders

Whether an investment in the Units is appropriate for a Holder will depend upon that person’s particular circumstances. Holders should consult their tax advisers before investing in the Units. Distributions of our “investment company taxable income” to Holders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of federal withholding tax if paid to Holders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent such distributions do not exceed our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Holder (and, if a treaty applies, are attributable to a U.S. permanent establishment of the Holder), we will not be required to withhold U.S. federal tax if the Holder complies with applicable certification and disclosure requirements, (such as providing Form although Holder’s will be subject to U.S. federal income tax on distributions at the rates applicable to U.S. persons. Special certification requirements apply to a Holder that is a partnership or a trust, and such entities are urged to consult their own tax advisers.

U.S.-source withholding taxes are generally not imposed on dividends paid by RICs to the extent the dividends are reported as “interest-related dividends” or “short-term capital gain dividends.” Interest-related dividends and short-term capital gain dividends generally represent distributions of interest or short-term capital gains that would not have been subject to U.S. withholding tax at the source if they had been received directly by a person, and that satisfy certain other requirements. No assurance can be given as to whether any of the Company’s distributions will be reported as eligible for this exemption from withholding tax. In addition, Holders should be aware that U.S. withholding rules require the Company (or its withholding agent) to withhold on distributions in the absence of certainty as to whether such distributions are eligible for the exemption from withholding tax. Since amounts designated as interest-related dividends may be reduced to the extent such amounts exceed the Company’s “qualified net interest income” for the taxable year in which such dividend is distributed, the Company will generally not be certain that the entire amount of distributions of interest-related dividends is, in fact, properly treated as such. Accordingly, such distributions to Holders may be subject to overwithholding by the Company (or its withholding agent). The Company intends to take measures to minimize the risk of such overwithholding. In addition, the Company may choose to hold such amounts in escrow until the determination of qualified net interest income can be made. In such cases, the Company intends to promptly return any overwithheld amounts to Holders subsequent to making such determinations. Alternatively, however, there is a risk that such overwithheld amounts may be remitted to the Internal Revenue Service and that a Holder would be required to file a return with the Internal Revenue Service in order to claim a refund of such overwithheld amounts.

Actual or deemed distributions of our net capital gains to a Non-U.S. Holder, and gains realized by a Non-U.S. Holder upon the sale or redemption of its Units (including a redemption of such Units or upon a liquidation of the Company), will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. Holder in the United States) or, in the case of an individual, the Non-U.S. Holder was present in the United States for 183 days or more during the taxable year and certain other conditions are met. If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Holder will be entitled to a U.S. federal income tax credit or tax refund equal to the allocable share of the corporate-level tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. Holder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. Holder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale or redemption of Units, are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if an income tax treaty applies, are attributable to a U.S. permanent establishment maintained by the Non-U.S. Holder), such amounts will be subject to U.S. income tax, on a net-income basis, in the same manner, and at the graduated rates applicable to, a U.S. Holder. For a corporate Non-U.S. Holder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale or redemption of its Units that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a U.S. permanent establishment), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

Non-U.S. Holders making NAV Balancing Contributions should consider that distributions of any amounts of the earnings requiring the NAV Balancing Contributions will be treated for U.S. tax purposes as dividends to the extent of our current and accumulated earnings and profits even though the distribution economically represents a return of the Unitholder’s investment. Such dividends would be subject to U.S. withholding tax or income tax in accordance with the rules discussed above.

Under legislation commonly referred to as the “Foreign Account Tax Compliance Act” (“FATCA”) a 30% withholding tax is imposed on payments of certain types of income to non-U.S. financial institutions that fail to enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by non-U.S. entities that have U.S. persons as substantial owners) or that fail to meet the requirements of a relevant intergovernmental agreement. The types of income subject to the tax include U.S. source interest and dividends paid after June 30, 2014. Under proposed U.S. Treasury regulations, which may be relied upon until final U.S. Treasury regulations are published, there is no FATCA withholding on gross proceeds from the sale of any property that could produce U.S.-source interest or dividends or on certain capital gains distributions.

The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, a 30% withholding is also imposed on payments to non-U.S. entities that are not financial institutions unless the non-U.S. entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a Non-U.S. Holder and the status of the intermediaries through which they hold their Units, Non-U.S. Holders could be subject to this 30% withholding tax with respect to distributions on their Units. Under certain circumstances, a Non-U.S. Holder might be eligible for refunds or credits of such taxes.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and non-U.S. tax consequences of an investment in the Units.

Backup Withholding and Information Reporting

Backup withholding may apply to distributions on the Units with respect to certain non-exempt U.S. Holders. Such a U.S. Holder generally will be subject to backup withholding unless the U.S. Holder provides its correct taxpayer identification number and certain other information, certified under penalties of perjury, to the dividend paying agent, or otherwise establishes an exemption from backup withholding. Any amount withheld under backup withholding is allowed as a credit against the U.S. Holder’s U.S. federal income tax liability, provided the proper information is provided to the IRS.

U.S. information reporting requirements and backup withholding tax will not apply to dividends paid on the Units to a Non-U.S. Holder, provided the Non-U.S. Holder provides a Form W-8BEN or Form W-8BEN-E (or satisfies certain documentary evidence requirements for establishing that it is a non-United States person) or otherwise establishes an exemption. Information reporting and backup withholding also generally will not apply to a payment of the proceeds of a sale of the Units affected outside the United States by a non-U.S. office of a non-U.S. broker. However, information reporting requirements (but not backup withholding) will apply to a payment of the proceeds of a sale of the Units effected outside the United States by a non-U.S. office of a broker if the broker (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, (iii) is a “controlled foreign corporation” as to the United States, or (iv) is a non-U.S. partnership that, at any time during its taxable year is more than 50% (by income or capital interest) owned by United States persons or is engaged in the conduct of a U.S. trade or business, unless in any such case the broker has documentary evidence in its records that the holder is a non-U.S. holder and certain conditions are met, or the holder otherwise establishes an exemption. Payment by a United States office of a broker of the proceeds of a sale of the Units will be subject to both backup withholding and information reporting unless the holder certifies its non-United States status under penalties of perjury or otherwise establishes an exemption. Backup withholding is not an additional tax. Any amounts withheld from payments made to a Unitholder may be refunded or credited against such Unitholder’s U.S. federal income tax liability, if any, provided that the required information is furnished to the IRS.

Item 1A. Risk Factors.

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

The novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may have a material, adverse impact on our business and operations, and on the business and operations of our portfolio companies.

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, recent failures in the banking sector have caused significant disruption and volatility in U.S. and global markets. In addition, uncertainty related to the global outbreak of COVID-19, the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the withdrawal of the United Kingdom from the European Union have previously led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in:

•
our receipt of a reduced level of interest income from our portfolio companies;
•
decreases in the value of collateral securing some of our loans and the value of our equity investments; and
•
ultimately, losses or change-offs related to our investments.

On January 31, 2020, the United Kingdom officially withdrew from the European Union (a process now commonly referred to as “Brexit”). Brexit has already resulted in periods of volatility in European and global financial markets. There remains significant market uncertainty regarding Brexit's ramifications, and the range and potential implications of possible political, regulatory, economic and market outcomes are difficult to predict. In the longer term, there is likely to be a period of significant political, regulatory and commercial uncertainty as the United Kingdom seeks to negotiate the terms of its future trading relationships. The United Kingdom and European economies and the broader global economy could be significantly impacted. Brexit may also cause additional member states to contemplate departing from the European Union, which would likely perpetuate political and economic instability in the region and cause additional market disruption in global financial markets.

Russia’s invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries, and the potential for wider conflict, have increased and may continue to increase volatility and uncertainty in financial markets worldwide. The U.S. and other countries have imposed broad-ranging economic sanctions on Russia and Russian entities and individuals, and may impose additional sanctions, including on other countries that provide military or economic support to Russia. The invasion may widen beyond Ukraine and may escalate, including through retaliatory actions and cyberattacks by Russia and even other countries. These events may result in further and significant market disruptions and may adversely affect regional and global economies. Furthermore, the conflict between Russia and Ukraine and the varying involvement of the United States and other NATO countries could present material uncertainty and risk with respect to us and the performance of our investments or operations, and our ability to achieve our investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

In addition, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Political or economic disturbances (including an attempted unification of Taiwan by force), any economic sanctions implemented in response, and any escalation of hostility between China and Taiwan would likely have a significant adverse impact on economies, markets and individual securities globally

Lack of Operating History. We did not commence investment operations until the Initial Closing Date and have no performance history. Past performance, including the past performance of the prior Direct Lending Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Private Credit Group and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Mr. Richard Miller, Ms. Suzanne Grosso, Mr. Mark Gertzof and Mr. David Wang during the Commitment Period could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

Economic Interest of the Adviser. Because the Adviser will be compensated in part on a basis tied to our performance, the Adviser may have an incentive to make investments that are risky or speculative.

No Assurance of Profits. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the types of companies and transactions described herein. The marketability and value of any of our investments will depend upon many factors beyond our control. We will incur organizational expenses, Management Fees and other operating expenses which may exceed our income, and a Unitholder could lose the entire amount of its contributed capital. Therefore, a prospective investor should only invest in the Company if such investor can withstand a total loss of his or her investment. The past investment performance of the entities and accounts with which the Adviser and its investment professionals have been associated cannot be taken to guarantee future results of any investment in the Company.

Effect of Fees and Expenses on Returns. We will pay Management Fees and Incentive Fees to the Adviser and generally will bear our other Company Expenses. Generally, other than the Incentive Fee, fees and expenses will be paid regardless of whether we produce positive investment returns. The fees and expenses will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment. In addition, because the Management Fees payable by us to the Adviser will be calculated based on average gross assets of the Company on a consolidated basis, including the amortized cost of portfolio investments purchased with borrowed funds and other forms of leverage, the Adviser may be incentivized to use leverage, but will not utilize more than is permitted by applicable law or regulation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Units. Furthermore, the Adviser may receive incentive fee payments on unrealized gains that may not be subsequently realized.

Regulations Governing our Operation as a BDC. We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act currently in force, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Unitholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue Preferred Units, the Preferred Units would rank “senior” to the Units in our capital structure, the Preferred Unitholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of the Unitholders.

In addition, as a regulated BDC under the 1940 Act we may, among other things, be prohibited from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and any other potential co-investment funds based on available capital, which generally is determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations.

We incur significant costs as a result of being registered under the Exchange Act. We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We have implemented and may contiunue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and expect to incur significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Borrowing Money. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, the Company and any wholly owned subsidiary of the Company may borrow from or issue senior debt securities to banks, insurance companies and other lenders in the future. Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200%. Any wholly owned subsidiary of the Company will be subject to the requirements of the 1940 Act governing investment policies, capital structure and leverage on an aggregate basis with the Company. In addition, any wholly owned subsidiary will comply with the provisions relating to affiliated transactions and custody of the 1940 Act and the custodian for such wholly owned subsidiary would be disclosed in applicable regulatory filings. The Company does not currently intend to create or acquire primary control of any entity which engages in investment activities in securities or other assets, other than entities wholly owned by the Company.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. In particular, it is anticipated that the credit facility would contain certain financial covenants, which may include requiring us to maintain a minimum amount of equity supporting the credit facility or comply with certain collateral quality and coverage tests.

Additional Leverage. As a BDC, under the Investment Company Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% or, if certain requirements, which are described below, are met, 150%.

Pursuant to Section 61(a) of the 1940 Act, BDCs may reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority,” as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. As a result, BDCs may be able to incur additional indebtedness in the future, and the risks associated with an investment in BDCs may increase.

Failure to Qualify as a RIC. We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute the sum of at least 90% of our net ordinary income, net short-term capital gains in excess of net long-term capital losses, if any, and 90% of its net tax-exempt interest (if any) to the Unitholders on an annual basis. Because we intend to incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any securities or other property, under certain circumstances we may be deemed to have made an acquisition of securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Unitholders. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.”

Recourse to Our Assets. Our assets, including any investments made by us and any capital held by us, are available to satisfy all our liabilities and other obligations. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, even in the circumstance where a specific investment gave rise to the liability.

Litigation Risks. We will be subject to a variety of litigation risks, particularly if one or more of our portfolio companies face financial or other difficulties. Legal disputes, involving any or all of the Company, the Adviser, or their affiliates, may arise from our activities and investments and could have a significant adverse effect on us.

Limited Liability of the Adviser. To the extent permissible by law, the Adviser will not be liable, responsible or accountable in damages or otherwise to us or to any Unitholder for any breach of duty to us or the Unitholders or for any act or failure to act pursuant to the Advisory Agreement or otherwise, except in certain limited circumstances provided by the 1940 Act and as set forth in the Advisory Agreement. In general, we will be required to indemnify the Adviser (and other related and/or affiliated parties) for certain losses arising out of its activities on behalf of us. Such obligations could reduce significantly the returns to the Unitholders.

Conflicts of Interest. Conflicts of interest may exist from time to time between the Adviser and certain of its affiliates involved with us.

RISKS RELATED TO OUR INVESTMENTS

Economic Recessions or Downturns. Many of the portfolio companies in which we intend to invest may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net investment income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

Reliance on Portfolio Company Management. The day-to-day operations of each portfolio company in which we invest will be the responsibility of such entity’s management team. In addition, we may make investments in portfolio companies where we have limited influence and the other investors in such portfolio company have economic or business interests or goals that are inconsistent with our business interests and goals. Although the Adviser will be responsible for monitoring the performance of each of our investments and we are required, pursuant to a specific 1940 Act provision applicable to BDCs, to offer to provide each of our portfolio companies managerial assistance, there can be no assurance that the existing management team of a portfolio company or any successor will be able to operate any such entity in accordance with our expectations. In this situation, we may not be in a position to limit or otherwise protect the value of our investment.

Competition for Investment Opportunities. There can be no assurance that there will be a sufficient number of suitable investment opportunities to enable us to invest all of the Commitments of the Unitholders in opportunities that satisfy our investment strategy, or that such investment opportunities will lead to completed investments by us. The activity of identifying, structuring, completing, implementing and realizing attractive investment opportunities is highly competitive. We will compete for investment opportunities with many other industry participants, including other BDCs, public and private funds, individual and institutional investors, and financial institutions. Many such entities have substantially greater economic and personnel resources than the Company and/or better relationships with borrowers and others and/or the ability to accept more risk than we believe can be prudently managed. Accordingly, competition for investments may have the effect of reducing the number of suitable prospective investments available to us and increasing the bargaining power of borrowers, thereby reducing our investment returns. Furthermore, the availability of investment opportunities generally will be subject to market conditions. It is possible that our capital will not be fully utilized if sufficient attractive investments are not identified and consummated by the Adviser.

Status as Non-Diversified Investment Company. We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities. Due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sold those types of debt securities, we might not receive the full value we expect.

Illiquidity of Collateral. Collateral may consist of assets that may not be readily liquidated, and there is no assurance that the liquidation of those assets will satisfy a company’s obligations. If a company defaults on a secured investment, the Company may receive assets other than cash or securities in full or partial satisfaction of such company’s obligations. The Company might not be able to realize the benefit of the assets for legal, practical or other reasons. The Company might hold those assets until it is determined to be appropriate to dispose of them.

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we will have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be.

Valuation Risk. Many of our portfolio securities may not have a readily available market price and the Adviser will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment. The majority of our investments are expected to be in instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by the Adviser under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Reliance upon Consultants. The Adviser may rely upon independent consultants in connection with its evaluation of proposed investments; however, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

Credit Risks. Debt investments are subject to credit risk. Credit risk relates to the ability of the borrower to make interest and principal payments on the loan or security as they become due. If the borrower fails to pay interest, our income might be reduced. If the borrower fails to repay principal, the value of that security and the value of the Company might be reduced. Our investments in debt securities are subject to risks of default. We may invest in debt securities made in connection with leveraged buy-out transactions, recapitalizations (i.e., a type of a corporate restructuring that aims to change a company’s capital structure) and other highly leveraged transactions. While our investments in senior loans typically will be secured by collateral, we may have difficulty liquidating the collateral or enforcing our rights under the terms of the senior loans in the event of the borrower’s default. There is no guarantee that the collateral securing a senior loan will be sufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal. In the event that a borrower declares bankruptcy, a court could invalidate our security interest in the loan collateral or subordinate our rights under the senior loan to other creditors of the borrower. Also, we may invest part of our assets in loans and other debt obligations that are not fully secured.

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments will generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. Risks associated with rising interest rates are heightened given that the U.S. Federal Reserve Board (the “Fed”) has begun to sharply raise interest rates from historically low levels and has signaled an intention to continue doing so until current inflation levels align with the Fed's long-term inflation target. Other central banks globally have begun implementing similar rate increases. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

Reliance Upon Unaffiliated Co-Lender. In certain circumstances we may co-invest with an unaffiliated lender, who will sometimes be responsible for performing some of the legal due diligence on the borrower and for negotiating some of the terms of the loan agreement that establishes the terms and conditions of the debt investment and the rights of the borrower and the lenders. In such circumstances, although we will perform our own due diligence, we may rely in part on the quality of the due diligence performed by the co-lender and will be bound by the negotiated terms of the loan documentation. There can be no assurance that the unaffiliated co-lender will perform the same level of due diligence as we would perform or that the co-lender will negotiate terms that are consistent with the terms generally negotiated and obtained by us. If the unaffiliated co-lender is acting as collateral agent under the loan documentation and becomes insolvent, the assets securing the debt investment may be determined by a court or regulatory authority to be subject to the claims of the co-lender’s creditors. If that were to occur, we might incur delays and costs in realizing payment on the loan, or we might suffer a loss of principal and/or interest.

Use of Investment Vehicles. In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”) are similar to those associated with a direct investment in a portfolio company. While we will analyze the credit and business of a potential portfolio company in determining whether or not to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the Investment Vehicle, the risks outlined below under “—Insolvency Considerations with Respect to Portfolio Companies” will be applicable with equal effect. Additionally, in the case of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the other obligations of the portfolio company).

Insolvency Considerations with Respect to Portfolio Companies. Various laws enacted for the protection of creditors may apply to our debt investments. A bankruptcy proceeding against a borrower could delay or limit our ability to collect the principal and interest payments on that borrower’s debt obligations. In a lawsuit brought by creditors of a borrower, a court or a trustee in bankruptcy could take certain actions that would be adverse to us. For example:

•
Other creditors might convince the court to set aside or subordinate a loan or the security interest in a loan as a “fraudulent conveyance,” a “preferential transfer” or for other equitable considerations. In that event, the court could recover from us the interest and principal payments that the borrower made before becoming insolvent. There can be no assurance that we would be able to prevent such recapture.
•
A bankruptcy court may restructure the payment obligations under debt securities so as to reduce the amount to which we would be entitled.
•
The court might discharge the amount of a loan we make that exceeds the value of the collateral securing the loan. The court could subordinate our rights to the rights of other creditors of the borrower under applicable law.
•
Although our senior secured position under a senior loan provides some assurance that we would be able to recover some of our investment in the event of a borrower’s default, the collateral might be insufficient to cover the borrower’s debts. A bankruptcy court might find that the collateral securing the senior loan is invalid or require the borrower to use the collateral to pay other outstanding obligations. If the collateral consists of stock of the borrower or its subsidiaries, the stock may lose all of its value in the event of a bankruptcy, which would leave us exposed to greater potential loss.
•
If a borrower defaults on a scheduled interest or principal payment on a debt obligation, we may experience a reduction of our income. In addition, the value of the debt investment would decline, which may, in turn, cause our value to decline.

Lender Liability. In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “Lender Liability”). Generally, Lender Liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Lender Liability claims generally arise in bankruptcy, but can also arise under state law claims. Lender Liability often involves claims of misconduct where a lender (a) intentionally takes an action that exacerbates the insolvency of a borrower or issuer or that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a shareholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer. We could be subject to allegations of Lender Liability because of the nature of certain of our investments. There is also a risk that where Lender Liability is alleged, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “Equitable Subordination”). We do not intend to engage in conduct that would give rise to a claim of Lender Liability or Equitable Subordination. However, as a BDC, we are obligated to offer managerial assistance to each of our portfolio companies. To the extent any of our portfolio companies elect to accept such offer to provide managerial assistance, that level of involvement with a portfolio company could strengthen a Lender Liability claim against us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could arise as a result of any managerial assistance that we provide in order to fulfill our obligations as a BDC. Moreover, because of the nature of our investments, we may not always be the lead creditor, and security or other agents may act on behalf of the investors in a security owned by us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could also arise without our direct managerial or other involvement.

Special Risks of Highly Leveraged or other Risky Portfolio Companies. We can invest up to 100% of our total assets in debt and equity securities of portfolio companies that are highly leveraged and whose debt securities would be considered well below investment grade. We may also invest in obligations of portfolio companies in connection with a restructuring under Chapter 11 of the

U.S. Bankruptcy Code (i.e., a debtor in possession financing) if the obligations meet the credit standards of the Adviser. Debtor in possession financings are arranged when an entity seeks the protections of the bankruptcy court under Chapter 11 of the U.S. Bankruptcy Code. These financings allow an entity to continue its business operations while reorganizing under Chapter 11. Such financings are senior liens on unencumbered security (i.e., security not subject to other creditor claims). These debt obligations tend to offer higher yields than investment grade securities to compensate investors for the higher risk, and are commonly referred to as “high risk securities” or, in the case of bonds, “junk bonds.” Similarly, we may also invest in obligations of portfolio companies in connection with rescue situation and Chapter 11 exit financings. Rescue situation financings may avoid a company’s need to resort to bankruptcy and provide the company with working capital it needs to continue uninterrupted operations. Chapter 11 exit financings allow a company to deleverage its balance sheet and to emerge from a Chapter 11 bankruptcy. Lending to highly leveraged or other risky borrowers is highly speculative. These investments may expose us to financial market risks, interest rate risks and credit risks that are significantly greater than the risks associated with other securities in which we may invest. An economic downturn or a period of rising interest rates, for example, could cause a decline in the prices of such securities. The prices of securities structured as zero-coupon or pay-in-kind securities may be more volatile than securities that pay interest periodically and in cash. In the event of a default by a portfolio company, we would experience a reduction of our income and could expect a decline in the fair value of the defaulted securities and may incur significant additional expenses to seek recovery.

Risk of Bridge Financing. If we make or invest in a bridge loan or interim financing for a portfolio company that intends to refinance all or a portion of that loan, there is a risk that the borrower will be unable to complete such refinancing successfully. Such failure could lead to the portfolio company having to pay interest at increasing rates along with additional fees and expenses, the result of which may reduce the value of the portfolio company.

Risk of Subordinated or Mezzanine Financing. Our investments in subordinated or mezzanine financing will generally be unsecured or, if secured, will be subordinated to the interests of the senior lender in the borrower’s capital structure. In the event of a bankruptcy or insolvency involving the borrower where there are insufficient assets to satisfy the obligations of the borrower to its senior lender, there may be no assets available to meet its obligations to the holders of its subordinated or mezzanine debt, including the Company.

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans, and we may suffer losses on such loans if the borrower is unable to make required payments when due.

Non-U.S. Investment Risk. We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in the 1940 Act and as described under “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets”)). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by exchange control regulations, expropriation or nationalization of a company’s assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts. Non-U.S. countries may impose withholding taxes on income paid on the debt securities of issuers in those countries.

Risks of Using Derivative Instruments. We may use derivative financial instruments for hedging or managing the risks associated with the assets we hold. The risks posed by such instruments can be extremely complex and difficult to evaluate, including (i) risks relating to our counterparties in such a transaction; (ii) imperfect correlation between movements in the currency, interest rate or other reference on which the derivative is based and movements in the assets of the underlying portfolio; and (iii) reduced ability to meet short-term obligations because of the percentage of our assets segregated to cover derivative obligations. In addition, by hedging a particular position, any potential gain from an increase in value of such position may be limited.

In October 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rule, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply, unless a BDC qualifies as a “limited derivatives user,” as defined under the adopted rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Need for Follow-On Investments. We may be called upon to provide follow-on funding or additional loans for, or have the opportunity to increase our investment in, our portfolio companies. There can be no assurance that we will be able to make or arrange for follow-on investments or loans or that we will have sufficient funds to do so. Any decision not to make follow-on investments or loans or the inability to make them may have a substantial negative impact on a portfolio company in need of funds or may diminish our proportionate ownership in such entity and thus our ability to influence the entity’s future conduct. The inability to make follow-on investments or loans may also impede, diminish or reduce the number of attractive investments made available to us.

Inability to Take Advantage of Investment Opportunities with Affiliated Funds or Investors. The 1940 Act limits our ability to engage in transactions with affiliated funds and investors. For example, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include co-investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, of the SEC. Although the Company will be able to benefit from exemptive relief obtained from the SEC by the Adviser and other funds advised by the Adviser to engage in certain “joint” transactions, the relief is limited and subject to certain conditions. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or controls us (such as the Adviser) or certain of that person’s affiliates (such as other investment funds managed by the Adviser), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. Therefore, there can be no assurance that we will be able to participate in all investment opportunities identified by the Adviser that are suitable for us.

Effect of BDC and RIC Rules on Investment Strategy. Our having to comply with the various rules necessary to remain qualified as a BDC and a RIC could adversely impact the implementation of our investment strategy and thus reduce returns to investors. For example, the diversification requirements imposed by the RIC rules could, in certain situations, preclude us from making certain investments.

RISKS RELATED TO UNITHOLDERS

Effect of Varying Terms of Classes of Units. Although we have no current intention to do so, pursuant to the LLC Agreement, we may issue Preferred Units. If we issue Preferred Units, there can be no assurance that such issuance would result in a higher yield or return to the holders of the Units. The issuance of Preferred Units would likely cause the net asset value of the Units to become more volatile. If the dividend rate on the Preferred Units were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the Units would be reduced. If the dividend rate on the Preferred Units were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of the Units than if we had not issued Preferred Units. Any decline in the net asset value of our investments would be borne entirely by the holders of the Units. Therefore, if the fair value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of the Units than if we were not leveraged through the issuance of Preferred Units.

Rights of Preferred Unitholders. Holders of any Preferred Units that we might issue would have the right, voting separately as a single class, to elect two members of the board at all times. In addition, if dividends for Preferred Units become two full years in arrears, the holders of those Preferred Units would have the right to elect a majority of the board until such arrearage is completely eliminated. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of the Units and Preferred Units, both by the 1940 Act and by the terms of our debt financings (if any), might impair our ability to qualify as a RIC for federal income tax purposes. While we would intend to redeem the Preferred Units to the extent necessary to enable us to distribute our income as required to qualify as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Retention of Proceeds. The Company may retain, in whole or in part, any proceeds attributable to portfolio investments during the Commitment Period and may use the amounts so retained to make investments, pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations (including obligations to make indemnification advances and payments), provided, that, after the expiration of the Commitment Period, no part of such retained amounts will be used to make any investment for which the Adviser would not be permitted to draw down Commitments. To the extent such retained amounts are reinvested in investments, a Unitholder will remain subject to investment and other risks associated with such investments.

Obligations of Unitholders Relating to Credit Facilities. If the Company or any of its subsidiaries enters into a credit facility, we may grant security over and transfer our right to drawdowns of capital from investors to our lenders or other creditors. Unitholders will be required to fund drawdowns up to the amount of their respective Undrawn Commitments if an event of default under a credit facility or any other borrowing agreement occurs in order to repay any indebtedness of the Company or any of its subsidiaries, and the payment by a Unitholder of any such amounts that have become due and payable by the Company out of such Unitholder’s Undrawn Commitment may be a condition to the effectiveness of (i) any transfer, withdrawal, termination or reduction of Commitments of such Unitholder, (ii) such Unitholder’s ability to cease funding its Commitment.

Consequences of Failure to Pay Commitment in Full. If a Unitholder fails to pay any installment of its Commitment, other Unitholders who have an outstanding Commitment may be required to fund their respective Commitments sooner than they otherwise would have absent such a default. In addition, if funding of Commitments by other Unitholders and our borrowings are inadequate to cover defaulted Commitments, we may be unable to pay our obligations when due or be subjected to penalties or may otherwise suffer adverse consequences that could materially adversely affect the returns to the Unitholders (including non-defaulting Unitholders). If a Unitholder defaults, there is no guarantee that we will recover the full amount of the defaulted Commitment, and such defaulting Unitholder may lose all or a portion of its economic interest in us.

No Registration; Limited Transferability of Units. The Units are being offered without registration under the Securities Act or any other laws of applicable jurisdictions. All dispositions and transfers of the Units shall be made pursuant to an effective registration statement or in accordance with an exemption from registration contained in the Securities Act. Unitholders will not be permitted to transfer their Units unless (i) we and, if required by our lending arrangements, our lenders give consent and (ii) the Transfer is made in accordance with applicable securities laws. Furthermore, the transferability of the Units may be subject to certain restrictions contained in the Subscription Agreement and the LLC Agreement and may be affected by restrictions on resale imposed under U.S. federal, U.S. state or another jurisdiction’s securities laws. A public market does not currently exist for the Units and one is not expected to develop. Withdrawal from an investment in the Units will not generally be permitted. In light of the restrictions imposed on any such transfer and in light of the limitations imposed on a Unitholder’s ability to withdraw all or part of its investment in Units, an investment in the Units should be viewed as illiquid and subject to high risk.

No Assurance of Reorganization. No assurances can be made that the Reorganization will occur and investors should not rely on a future Reorganization as a liquidity option. If a Reorganization does occur, a Reorganization Incentive Fee is expected to be payable pro rata by each Reorganized Entity in accordance with the respective advisory agreement of each Reorganized Entity and, if applicable, the distribution procedures described in the organizational documentation of the relevant Reorganized Entity. Although it is expected that such Reorganization Incentive Fee will be calculated using the methodology set forth in “The Private Offering—Investor Optionality; Potential Reorganization”, the final terms of the Reorganization will be determined at the time of the Reorganization and there is no guarantee that such terms will be favorable to investors.

Withholding Risk for Foreign Investors. U.S. withholding tax rules require 30% withholding on distributions to Non-U.S. Holders unless there is certainty that such distributions are not subject to such withholding. The Company may make distributions at times of the year when there is uncertainty as to whether the amounts distributed are subject to such withholding. Accordingly, such distributions to Non-U.S. Holders may be subject to overwithholding by the Company (or its withholding agent) and Non-U.S. Holders may be required to file a return with the Internal Revenue Service in order to receive a refund of such overwithheld amounts. Non-U.S. Holders should see the discussion under the heading “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation of Non-U.S. Holders.”

Tax Risks. Tax consequences to Unitholders from an investment in the Units are complex. Potential Unitholders are strongly urged to review the discussion in “Item 1. Description of Business—Certain U.S. Federal Income Tax Consequences.”

GENERAL RISK FACTORS

Political, Social and Economic Uncertainty Risk. Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Changes to U.S. Tariff and Import/Export Regulations. There has been ongoing discussion and commentary regarding potential, significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Changes in Applicable Law. We must comply with various legal requirements, including requirements imposed by United States and non-U.S. anti-money laundering laws, securities laws, commodities laws, tax laws and pension laws. Should any of those laws change over the life of the Company, the legal requirements to which we and the Adviser may be subject could differ materially from current requirements. In addition, if a Unitholder fails to comply with applicable anti-money laundering laws and similar laws, the Company may mandatorily repurchase such Unitholder’s Units. If such repurchases were to occur, they would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act, as modified by section 63 of the 1940 Act, and the rules thereunder, and Regulation M under the Exchange Act.

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

Dependence on Information Systems and Systems Failures. Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics or other serious public health events, such as the recent global outbreak of COVID-19;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results.

Cybersecurity Risk. We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions. Our business depends on the communications and information systems of our Adviser and its affiliates. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). Cyber hacking could also cause significant disruption and harm to the companies in which we invest. The U.S. government has issued warnings that certain essential assets, specifically those related to energy and infrastructure, including exploration and production facilities, pipelines and transmission and distribution facilities, might be specific targets of terrorist activity. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our unitholders. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our principal executive office at 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 21, 2022, we began accepting subscription agreements from investors for the private sale of our Common Units. Under the terms of the subscription agreements, the we may generally draw down all or any portion of the undrawn commitment with respect to each Unit upon at least ten business days’ prior written notice to the Unitholders. The issuance of the Units pursuant to these subscription agreements and any draw by us under the related Commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

On September 15, 2022, we completed the closing of the sale of our Common Units pursuant to which we sold 3,753,190 Common Units at an aggregate purchase price of $375.3 million.

As of December 31, 2022, we have issued and sold 3,753,190 Units at an aggregate purchase price of $375.3 million to our investors. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page ii of this annual report.

Overview

We were formed on March 7, 2022 as a limited liability company under the laws of the State of Delaware. We have conducted a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of December 31, 2022, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

Our Commitment Period commenced on the Closing Date and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) December 21, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. The Company shall provide written notice to Unitholders of such Key Person Event within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

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

We commenced operations during the third quarter of fiscal year 2022.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. Although we do not currently expect the Private Credit Group to originate investments for us with the use of payment-in-kind ("PIK") interest features, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We will also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments will mostly be in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an Investment Vehicle. While we will invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of December 31, 2022, we have expensed $0.1 million in organizational costs, of which $0.1 million was expensed during the period from July 21, 2022 (Inception) to December 31, 2022. Since inception, we have incurred $5.3 thousand in offering costs, all of which recorded against Members' Capital as of December 31, 2022.

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. On May 11, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with our valuation policy.

Fair Value Hierarchy: Assets and liabilities are classified by us into three levels based on valuation inputs used to determine fair value:

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect our determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), generally includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), generally includes warrants valued using quotes for comparable investments.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), generally includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Investment Activity

As of December 31, 2022, our portfolio consisted of one debt investment and no equity investments. Based on fair values as of December 31, 2022, our portfolio was 100.0% invested in a debt investment which is a senior secured, term loan.

Our one debt investment is in the data processing & outsourced services industry.

Interest income was $37.0 thousand for the period from July 21, 2022 (Inception) to December 31, 2022.

Results of Operations

Our operating results for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows (dollar amounts in thousands):

For the period from July 21, 2022 (Inception) to December 31, 2022
Total investment income	$37
Total expenses	467
Net investment loss	(430)
Net change in unrealized appreciation/(depreciation) on investments	(1)
Net decrease in Members’ Capital from operations	$(431)

Total investment income

Total investment income for the period from July 21, 2022 (Inception) to December 31, 2022 was $37.0 thousand and was entirely attributable to our commencement of investment operations during the period from July 21, 2022 (Inception) to December 31, 2022.

Expenses

Expenses for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows (dollar amounts in thousands):

For the period from July 21, 2022 (Inception) to December 31, 2022
Expenses
Organizational costs	$147
Directors’ fees	134
Professional fees	102
Administrative fees	20
Management fees	4
Other expenses	60
Total expenses	467

Our total operating expenses were $0.5 million for the period from July 21, 2022 (Inception) to December 31, 2022. Our operating expenses include organizational costs of $0.1 million.

Net Investment Loss

We incurred a net investment loss of $0.4 million for the period from July 21, 2022 (Inception) to December 31, 2022 due to our incurrence of the expenses previously described above, despite not commencing our investment activity until the last two weeks of the period.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the period from July 21, 2022 (Inception) to December 31, 2022 was ($1.0) thousand. Our net change in unrealized appreciation/(depreciation) for the period from July 21, 2022 (Inception) to December 31, 2022 was entirely attributable to our investment in Alorica Inc.

Net Decrease in Members' Capital from Operations

Our net decrease in Members' Capital from Operations of $0.4 million is entirely attributable to our net investment loss and net unrealized depreciation during the period.

Financial Condition, Liquidity and Capital Resources

On September 15, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 3,753,190 Common Units at an aggregate purchase price of $375.3 million. We also commenced operations during the period from July 21, 2022 (Inception) to December 31, 2022. We expect to generate cash from (1) drawing down capital in respect of Units and (2) cash flows from investments and operations.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), and (3) cash distributions to the Unitholders.

As of December 31, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

December 31, 2022
Commitments	$375,319
Undrawn commitments	$352,319
Percentage of commitments funded	6.1%
Units	3,753,190

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after six months. As of December 31, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Based on our December 31, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$313	$—	$313
Up 200 basis points	209	—	209
Up 100 basis points	104	—	104
Down 100 basis points	(104)	—	(104)
Down 200 basis points	(209)	—	(209)
Down 300 basis points	(313)	—	(313)

Item 8. Financial Statements and Supplementary Data.

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List separately all financial statements filed.

The financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b)
The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

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

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW STAR DIRECT LENDING LLC

Date: March 28, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 28, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 28, 2023	By:	/s/ Laird R. Landmann
Laird R. Landmann
Director

Date: March 28, 2023	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 28, 2023	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 28, 2023	By:	/s/ Sheila A. Finnerty
Sheila A. Finnerty
Director

Date: March 28, 2023	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 28, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Star Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of TCW Star Direct Lending LLC (the “Company”) as of December 31, 2022 and July 21, 2022 (inception), the related statements of operations, changes in members’ capital, and cash flows for the period from July 21, 2022 (inception) to December 31, 2022, the financial highlights for the period from July 21, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and July 21, 2022 (inception), and the results of its operations, changes in members’ capital, and cash flows for the period from July 21, 2022 (inception) to December 31, 2022, and the financial highlights for the period from July 21, 2022 (inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and July 21, 2022 (inception), by correspondence with the loan agents and custodian. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Los Angeles, California

March 28, 2023

We have served as the Company’s auditor since 2022.

TCW Star Direct Lending LLC

Schedule of Investments

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Data Processing & Outsourced Services
	Alorica Inc.	12/21/22	Term Loan - 11.57% (SOFR + 6.88%, 1.50% Floor)	45.0%	$10,304,836	12/21/27	$10,151,194	$10,150,263
				45.0%			10,151,194	10,150,263

	Total Debt Investments(2)			45.0%			10,151,194	10,150,263
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.06%			57.0%	12,850,678		12,850,678	12,850,678
	Total Cash Equivalents			57.0%	12,850,678		12,850,678	12,850,678
	Short-term Investments
	U.S. Treasury Bill, Yield 4.53%			108.9%	25,000,000		24,562,500	24,562,500
	Total Short-term Investments			108.9%	25,000,000		24,562,500	24,562,500
	Total Investments (210.8%)						$47,564,372	$47,563,441
	Net unrealized depreciation on unfunded commitments (0.0%)							—
	Liabilities in Excess of Other Assets (110.8%)							$(24,999,862)
	Net Assets (100.0%)							$22,563,579

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
The fair value of each debt investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

SOFR - Secured Overnight Financing Rate, generally 6-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $10,150,263 and $0, respectively, for the period ended December 31, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

TCW Star Direct Lending LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2022

	As of December 31,	As of July 21, 2022
	2022	(Inception)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $10,151 and $0, respectively)	$10,150	$—
Cash and cash equivalents	12,880	1
Short-term investments	24,563	—
Interest income receivable	7	—
Total Assets	$47,600	$1
Liabilities
Payable for short-term investments purchased	$24,563	$—
Organizational costs payable to related party	147	—
Directors' fees payable to related party	134	—
Other liabilities payable to related party	41	—
Offerings costs payable to related party	5	—
Management fee payable	4	—
Other accrued expenses and other liabilities	142	—
Total Liabilities	$25,036	$—
Commitments and Contingencies (Note 4)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 and 10 units issued and outstanding, respectively)	$375,319	$1
Common Unitholders’ undrawn commitment: (3,753,190 and 10 units issued and outstanding, respectively)	(352,319)	—
Common Unitholders’ offering costs	(5)	—
Accumulated Common Unitholders’ tax reclassification	(287)	—
Common Unitholders’ capital	22,708	1
Accumulated losses	(144)	—
Total Members’ Capital	$22,564	$1
Total Liabilities and Members’ Capital	$47,600	$1
Net Asset Value Per Unit (accrual base)	$99.88	$100.00

The accompanying notes are an integral part of these financial statements.

TCW Star Direct Lending LLC

Statement of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2022

For the period from July 21, 2022 (Inception) to December 31, 2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$37
Total investment income	37
Expenses
Organizational costs	$147
Directors’ fees	134
Professional fees	102
Administrative fees	20
Management fees	4
Other expenses	60
Total expenses	467
Net investment loss	$(430)
Net unrealized loss on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(1)
Net realized and unrealized loss on investments	$(1)
Net decrease in Members’ Capital from operations	$(431)
Basic and diluted:
Loss per unit	$(0.12)

The accompanying notes are an integral part of these financial statements.

TCW Star Direct Lending LLC

Statements of Changes in Members' Capital

(Dollar amounts in thousands, except unit data)

December 31, 2022

	Common Unitholders’ Capital	Accumulated Losses	Total
Members' Capital at July 21, 2022 (Inception)	$1	$—	$1
Net Decrease in Members’ Capital Resulting from Operations:
Net investment loss	—	(430)	(430)
Net change in unrealized appreciation/(depreciation) on investments	—	(1)	(1)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	22,999	—	22,999
Offering costs	(5)	—	(5)
Total Increase (Decrease) in Members’ Capital from July 21, 2022 (Inception) to December 31, 2022	22,994	(431)	22,563
Tax reclassification of Members' Capital	(287)	287	—
Members’ Capital at December 31, 2022	$22,708	$(144)	$22,564

The accompanying notes are an integral part of these financial statements.

TCW Star Direct Lending LLC

Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2022

For the period from July 21, 2022 (Inception) to December 31, 2022
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(431)
Adjustments to reconcile the net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(10,150)
Change in net unrealized (appreciation)/depreciation on investments	1
Amortization of premium and accretion of discount, net	(1)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(7)
Increase (decrease) in organizational costs payable to Adviser	147
Increase (decrease) in directors' fees payable to Adviser	134
Increase (decrease) in other liabilities payable to Adviser	41
Increase (decrease) in offerings costs payable to Adviser	5
Increase (decrease) in management fees payable	4
Increase (decrease) in other accrued expenses and other liabilities	142
Net cash used in operating activities	$(10,115)
Cash Flows from Financing Activities
Contribution from Members	$22,999
Offering costs	(5)
Net cash provided by financing activities	$22,994
Net increase in cash and cash equivalents	$12,879
Cash and cash equivalents, beginning of period	$1
Cash and cash equivalents, end of period	$12,880

The accompanying notes are an integral part of these financial statements.

TCW Star Direct Lending LLC

Notes to Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2022

1.
Organization and Basis of Presentation

Organization: TCW Star Direct Lending LLC (the “Company”), was formed as a Delaware limited liability company on March 7, 2022. The Company has conducted a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On July 21, 2022 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. During the fourth quarter of 2022, TAMCO transferred its 10 units back to the Company.

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

On September 15, 2022, the Company entered into the Investment Advisory and Management Agreement with TAMCO, its registered investment adviser (the “Adviser”). On the same date, the Company also completed the closing of the sale of its Common Units (the "Closing Date") pursuant to which the Company sold 3,753,190 Common Units at an aggregate purchase price of $375,319.

The Company commenced operations during the third quarter of fiscal year 2022, and commenced investment activity during the last two weeks of the period from July 21, 2022 (Inception) to December 31, 2022.

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

Commitment Period: The Commitment Period commenced on the Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser, and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) December 21, 2026, four years from the date in which the Company first completes an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e., more than 85%) of their business time to the investment activities of the Company and the Related Entities; or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability (the occurrence of such an event, a “Key Person Departure”); provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

1.
Organization and Basis of Presentation (Continued)

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. The Company shall provide written notice to Unitholders of such Key Person Event within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

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

Capital Commitments: As of December 31, 2022, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$352,319	6.1%	3,753,190

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

The Recallable Amount as of December 31, 2022 was $0.

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

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

Investments: The Company measures the fair value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers the principal market of its investments to be the market in which the investment trades with the greatest volume and level of activity.

Transactions: The Company records investment transactions on the trade date. The Company considers the trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

The Company may enter into certain intercreditor agreements that entitle the Company to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, the Company may receive a higher interest rate than the contractual stated interest rate as disclosed on the Company’s Consolidated Schedule of Investments.

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred and as of December 31, 2022, the Company has incurred $147 in organizational costs, of which $147 was expensed during the period from July 21, 2022 (Inception) to December 31, 2022. Since inception, the Company has incurred $5 in offering costs, all of which is charged to Members' Capital as of December 31, 2022.

Cash Equivalents: Cash equivalents are comprised of cash in a money market account. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2022, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of LIBOR and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022.

In January 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-01, Reference Rate Reform (Topic 848) ("ASU 2021-01"). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR; regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities.

The optional guidance and practical expedients in ASU 2020-04 and 2021-01 are not applicable to the Company and therefore did not have a material impact to the financial statements.

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

2.
Significant Accounting Policies (Continued)

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

3.
Investment Valuations and Fair Value Measurements

Investments at Fair Value: Investments held by the Company are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, generally based on the midpoint of the valuation range obtained for debt investments from a quotation reporting system, established market makers or pricing service.

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

On May 11, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with the Company's valuation policy. The Adviser's internal valuation process did not change as a result of Rule 2a-5, and it continues to receive a report from an independent third-party valuation firm for fair valued securities.

Fair Value Hierarchy: Assets and liabilities are classified by the Company into three levels based on valuation inputs used to determine fair value:

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect the Company’s determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), generally includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), generally include warrants valued using quotes for comparable investments.

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), may include common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$10,150	$10,150
Short- term investments	24,563	—	—	24,563
Cash equivalents	12,851	—	—	12,851
Total	$37,414	$—	$10,150	$47,564

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the period from July 21, 2022 (Inception) to December 31, 2022:

	Debt	Equity	Total
Balance, July 21, 2022 (Inception)	$—	$—	$—
Purchases	10,150	—	10,150
Amortization of premium and accretion of discount, net	1	—	1
Net change in unrealized appreciation/(depreciation)	(1)	—	(1)
Balance, December 31, 2022	$10,150	$—	$10,150
Change in net unrealized appreciation/depreciation in investments held as of December 31, 2022	$(1)	$—	$(1)

The Company did not have any transfers between levels during the period from July 21, 2022 (Inception) to December 31, 2022.

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2022:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$10,150	Market Method	Indicative Bid	98.5% to 98.5%	98.5%	Increase

* Weighted based on fair value

The Company generally utilizes the midpoint of a valuation range provided by an external, independent valuation firm in determining fair value.

4.
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

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

4.
Agreements and Related Party Transactions (Continued)
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

For the period from July 21, 2022 (Inception) to December 31, 2022, Management Fees incurred were $4 of which $4 remained payable as of December 31, 2022.

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

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

4.
Agreements and Related Party Transactions (Continued)

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

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

4.
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

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

4.
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

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

4.
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

5.
Commitments and Contingencies

The Company did not have any unfunded commitments as of December 31, 2022.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the period from July 21, 2022 (Inception) to December 31, 2022, was as follows:

For the period from July 21, 2022 (Inception) to December 31, 2022
Units at beginning of period	—
Units issued and committed during the period	3,753,190
Units issued and committed at end of period	3,753,190

No deemed distributions and contributions were processed during the period from July 21, 2022 (Inception) to December 31, 2022.

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

7.
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

As of December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

Year ended December 31,
2022
Cost of investments for federal income tax purposes	$47,564
Unrealized appreciation	$—
Unrealized depreciation	$(1)
Net unrealized depreciation on investments	$(1)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2022. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

Ended December 31,
2022
Common Unitholders tax reclassification	$(287)
Undistributed net investment (loss) income	$287
Accumulated net realized gain (loss)	$—

The tax components of distributable earnings on a tax basis for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows:

December 31, 2021
2022
Net tax appreciation (depreciation)	$(1)
Capital loss carryover	$0
Other cumulative effect of timing differences	$(143)

As of December 31, 2022, the Company had a short-term capital loss carryforward of $0.

The Company did not have any unrecognized tax benefits as of December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW Star Direct Lending LLC

Notes to Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

8.
Financial Highlights

Selected data for a unit outstanding throughout the period from July 21, 2022 (Inception) to December 31, 2022 is presented below.

For the period from July 21, 2022 (Inception) to December 31, 2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.00
Income from Investment Operations:
Net investment loss	(0.12)
Net realized and unrealized loss	0.00
Total loss from investment operations	(0.12)

Offering Costs	0.00
Net Asset Value Per Unit (accrual base), End of Period	$99.88
Unitholder Total Return(2)	(19.20)%
Unitholder IRR after all fees and expenses(3)	(37.26)%
Ratios and Supplemental Data
Members’ Capital, end of period	$22,564
Units outstanding, end of period	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(4)	22.32%
Ratio of net investment income to average net assets(4)	20.55%
Portfolio turnover rate	—%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of December 31, 2022.
(2)
The Total Return for the period from July 21, 2022 (Inception) to December 31, 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is (37.26)% for the period from July 21, 2022 (Inception) to December 31, 2022. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(4)
Annualized except for organizational costs.
9.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that require recognition or disclosure in these financial statements.