Form 10-Q
period 2023-03-31
TCW Star Direct Lending LLC
filed 2023-05-10
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended March 31, 2023

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

As of March 31, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 10, 2023 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

TCW STAR DIRECT LENDING LLC

Schedule of Investments (Unaudited)

As of March 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Data Processing & Outsourced Services
	Alorica Inc.	12/21/22	Term Loan - 11.57% (SOFR + 6.88%, 1.50% Floor)	21.1%	$10,253,311	12/21/27	$10,108,019	$10,068,752
				21.1%			10,108,019	10,068,752
Food Products
	Del Real, LLC	03/28/23	Revolver - 13.53% (SOFR + 8.50%, 2.00% Floor)	1.1%	516,200	03/28/28	516,200	502,004
	Del Real, LLC(3)	03/28/23	Term Loan - 13.53% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.50% PIK)	17.4%	8,517,298	03/28/28	8,224,845	8,283,073
				18.5%			8,741,045	8,785,077
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 13.36% (SOFR + 8.50%, 2.00% Floor)	23.0%	11,259,570	03/17/28	10,945,735	10,943,176
				23.0%			10,945,735	10,943,176
Materials
	Hoffmaster Group, Inc.	02/24/23	Revolver - 12.35% (SOFR + 7.50%, 2.00% Floor)	0.3%	167,522	02/24/28	167,522	165,344
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 12.35% (SOFR + 7.50%, 2.00% Floor)	13.7%	6,631,072	02/24/28	6,559,910	6,544,868
				14.0%			6,727,432	6,710,212

	Total Debt Investments(2)			76.6%			36,522,231	36,507,217
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.65%			30.5%	14,548,634		14,548,634	14,548,634
	Total Cash Equivalents			30.5%	14,548,634		14,548,634	14,548,634
	Short-term Investments
	U.S. Treasury Bill, Yield 4.59%			144.9%	70,000,000		69,076,000	69,076,000
	Total Short-term Investments			144.9%	70,000,000		69,076,000	69,076,000
	Total Investments (252.0%)						$120,146,865	$120,131,851
	Net unrealized depreciation on unfunded commitments (0.0%)							(20,184)
	Liabilities in Excess of Other Assets (152.0%)							$(72,441,778)
	Net Assets (100.0%)							$47,669,889

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
The fair value of each debt investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(3)
A portion of such investment is used as collateral for the Company's secured borrowing. See Note 7.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

TCW STAR DIRECT LENDING LLC

Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $26,409,541 and $51,524, respectively, for the period ended March 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

TCW STAR DIRECT LENDING LLC

Schedule of Investments

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

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

TCW STAR DIRECT LENDING LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2023

	As of March 31,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $36,522 and $10,151, respectively)	$36,507	$10,150
Cash and cash equivalents	14,703	12,880
Short-term investments	69,076	24,563
Interest income receivable	151	7
Total Assets	$120,437	$47,600
Liabilities
Payable for short-term investments purchased	$69,076	$24,563
Repurchase obligations	2,918	—
Organizational costs payable to related party	147	147
Directors' fees payable to related party	134	134
Other liabilities payable to related party	96	41
Management fee payable	70	4
Unrealized depreciation on unfunded commitments	20	—
Offerings costs payable to related party	5	5
Other accrued expenses and other liabilities	301	142
Total Liabilities	72,767	25,036
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(327,319)	(352,319)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	47,708	22,708
Accumulated losses	(38)	(144)
Total Members’ Capital	$47,670	$22,564
Total Liabilities and Members’ Capital	$120,437	$47,600
Net Asset Value Per Unit (accrual base) (Note 9)	$99.91	$99.88

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

For the three months ended March 31,
2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$572
Total investment income	572
Expenses
Administrative fees	120
Interest expense on repurchase transactions	104
Professional fees	66
Management fees	66
Directors' fees	62
Insurance expense	52
Other expenses	9
Total expenses	479
Net investment income	93
Net realized and unrealized gain on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(34)
Net realized gain on short-term investments	47
Net realized and unrealized gain on investments	13
Net increase in Members’ Capital from operations	$106
Basic and diluted:
Income per unit	$0.03

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

	Common Unitholders’ Capital	Accumulated Losses	Total
Members' Capital at January 1, 2023	$22,708	$(144)	$22,564
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	93	93
Net realized gain on investments	—	47	47
Net change in unrealized appreciation/(depreciation) on investments	—	(34)	(34)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	25,000	—	25,000
Total Increase in Members’ Capital for the three months ended March 31, 2023	25,000	106	25,106
Members’ Capital at March 31, 2023	$47,708	$(38)	$47,670

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

For the three months ended March 31,
2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$106
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(26,410)
Purchases of short-term investments	(69,076)
Proceeds from sales of short-term investments	24,563
Proceeds from sales and paydowns of investments	52
Change in net unrealized (appreciation)/depreciation on investments	34
Amortization of premium and accretion of discount, net	(13)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(144)
Increase (decrease) in payable for short-term investments purchased	44,513
Increase (decrease) in other liabilities payable to related party	55
Increase (decrease) in management fees payable	66
Increase (decrease) in other accrued expenses and other liabilities	159
Net cash used in operating activities	(26,095)
Cash Flows from Financing Activities
Contribution from Members	25,000
Proceeds from repurchase obligation	13,861
Repayment of repurchase obligation	(10,943)
Net cash provided by financing activities	27,918
Net increase in cash and cash equivalents	1,823
Cash and cash equivalents, beginning of period	12,880
Cash and cash equivalents, end of period	$14,703
Supplemental and non-cash financing activities
Interest expense paid	$35

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

The Company commenced operations during the third quarter of fiscal year 2022, and commenced investment activity during the last two weeks of December 2022.

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

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

Capital Commitments: As of March 31, 2023, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$327,319	12.8%	3,753,190

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

The Recallable Amount as of March 31, 2023 was $0.

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

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

The Company may enter into certain intercreditor agreements that entitle the Company to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, the Company may receive a higher interest rate than the contractual stated interest rate as disclosed on the Company’s Schedule of Investments.

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

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $147 in organizational costs, of which $0 was expensed during the three months ended March 31, 2023. Since inception, the Company has incurred $5 in offering costs, all of which is charged to Members' Capital as of March 31, 2023.

Cash Equivalents: Cash equivalents are comprised of cash in a money market account. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Repurchase Obligations: Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC 860, Transfers and Servicing. The investment subject to the repurchase agreement remains on the Company's Statements of Assets and Liabilities and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company's Statements of Operations within Interest expense on repurchase transactions.

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

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Recent Accounting Pronouncements: In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on the financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of March 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$36,507	$36,507
Short- term investments	69,076	—	—	69,076
Cash equivalents	14,549	—	—	14,549
Total	$83,625	$—	$36,507	$120,132

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$10,150	$10,150
Short- term investments	24,563	—	—	24,563
Cash equivalents	12,851	—	—	12,851
Total	$37,414	$—	$10,150	$47,564

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2023:

	Debt	Equity	Total
Balance, January 1, 2023	$10,150	$—	$10,150
Purchases	26,410	—	26,410
Sales and paydowns of investments	(52)	—	(52)
Amortization of premium and accretion of discount, net	13	—	13
Net change in unrealized appreciation/(depreciation)	(14)	—	(14)
Balance, March 31, 2023	$36,507	$—	$36,507
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2023	$57	$—	$57

The Company did not have any transfers between levels during the three months ended March 31, 2023.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$16,779	Income Method	Discount Rate	10.9% to 12.5%	11.5%	Decrease
Debt	$19,728	Market Method	Indicative Bid	97.2% to 97.3%	N/A	Increase

* Weighted based on fair value

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

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

The Company pays to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of the Company’s portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. Installments of the Management Fee payable for any partial month or quarter shall be pro rated for the actual number of days in such period.

For the three months ended March 31, 2023, Management Fees incurred were $66, and $70 remained payable as of March 31, 2023, which also includes $4 of management fees incurred during the period July 21, 2022 (Inception) to December 31, 2022.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

4.
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

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

4.
Agreements and Related Party Transactions (Continued)

Adviser Return Obligation: On each fiscal year-end from and after December 31, 2024 (each, an "Interim Incentive Fee Date"), and after the Company has made its final distribution of assets pursuant to Section 9.2 of the LLC Agreement (the “Final Incentive Fee Date”), if the Adviser has received aggregate payments of Final Incentive Fee, or with respect to the Interim Incentive Fee only, an amount equal to or greater than $1,000 in excess of the Adviser Target Amount (as defined in the Advisory Agreement) as of such time (an “Adviser Return Event”), then the Adviser shall return to the Company in cash on or before the 90th day after such Interim Incentive Fee Date or Final Incentive Fee Date, as the case may be, an amount equal to such excess (the "Adviser Return Obligation"). Notwithstanding the preceding sentence, in no event shall the Adviser Return Obligation exceed an amount greater than the aggregate amount of Incentive Fee payments previously received by (or allocated to) the Adviser from the Company with respect to the two Interim Incentive Fee Dates immediately preceding such Adviser Return Event, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees (assuming the highest marginal applicable federal and New York City and State income tax rates applied to such payments), over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation (assuming that, to the extent such payments are deductible by the Adviser, the benefit of such deductions will be computed using the then highest marginal applicable federal and New York City and State income tax rates), as reasonably determined by the Adviser.

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

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear, as set forth above, will be borne by the Adviser or its affiliates.

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Hoffmaster Group, Inc.	February 2028	$461	$6	$—	$—
Del Real, LLC	March 2028	516	14	—	—
Total		$977	$20	$—	$—

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three months ended March 31, 2023 was as follows:

For the three months ended March 31,
2023
Units at beginning of period	3,753,190
Units issued and committed at end of period	3,753,190

No deemed distributions and contributions were processed during the three months ended March 31, 2023.

7.
Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (each, a “Macquarie Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by a Macquarie Transaction remains on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligation is reported on the Company’s Statements of Operations within Interest expense on repurchase transactions and was $104 for the three months ended March 31, 2023.

The Company entered into repurchase agreements on March 16, 2023 and March 28, 2023, which were collateralized by the Company’s term loans to Florida Marine Transporters, LLC and Del Real, LLC, respectively. Interest under these Repurchase Obligations was calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) 0.00021626, and 0.00022052, as stipulated in the repurchase agreements for Florida Marine Transporters, LLC and Del Real, LLC, respectively. The Florida Marine Transporters, LLC repurchase agreement was settled on March 29, 2023. As of March 31, 2023 and December 31, 2022, the Company had $2,918 and $0, respectively, in outstanding Repurchase Obligations, which are categorized as Level 2 within the fair value hierarchy. As of March 31, 2023, the remaining contractual maturities of the repurchase agreement was 56 days.

8.
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

As of March 31, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2023	December 31, 2022
Cost of investments for federal income tax purposes	$120,147	$47,564
Unrealized appreciation	$58	$—
Unrealized depreciation	$(93)	$(1)
Net unrealized depreciation on investments	$(35)	$(1)

The Company did not have any unrecognized tax benefits as of December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

9.
Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2023 is presented below.

For the three months ended March 31,
2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.88
Income from Investment Operations:
Net investment income	0.02
Net realized and unrealized gain	0.01
Total income from investment operations	0.03

Net Asset Value Per Unit (accrual base), End of Period	$99.91
Unitholder Total Return(2)(3)	39.57%
Unitholder IRR(4)	(4.76)%
Ratios and Supplemental Data
Members’ Capital, end of period	$47,670
Units outstanding, end of period	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(5)	0.52%
Ratio of net investment income to average net assets(5)	0.10%
Portfolio turnover rate(3)	0.28%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2023.
(2)
The Total Return for the three months ended March 31, 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is (4.76)% through March 31, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization. The Internal Rate of Return (IRR) for the three months ended March 31, 2023 is not considered meaningful because of the limited time since initial investment and early stage of capital deployment.
(5)
Annualized.

10.
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
•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 28, 2023.

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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of March 31, 2023, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

Our Commitment Period commenced on the Closing Date and will end four years from the later of (a) September 15, 2026, four years from the Closing Date and (b) four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the Private Credit Group of the Adviser has not involved the use of payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We will also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an Investment Vehicle. While we will invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of March 31, 2023, we have incurred $0.1 million in organizational costs since inception, of which $0.0 was expensed during three months ended March 31, 2023. Since inception, we have incurred $4.5 thousand in offering costs, all of which are charged to Members' Capital as of March 31, 2023.

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

Investment Activity

As of March 31, 2023, our portfolio consisted of six debt investments and no equity investments. Based on fair values as of March 31, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured, term loans and revolvers.

As of December 31, 2022, our portfolio consisted of 1 debt investments and no equity investments. Based on fair values as of December 31, 2022, our portfolio was 100.0% invested in debt investments which were all senior secured, term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2023:

Industry	Percent of Total Investments
Marine Transportation	30%
Data Processing & Outsourced Services	28%
Food Products	24%
Materials	18%
Total	100%

Results of Operations

Our operating results for the three months ended March 31, 2023 were as follows (dollar amounts in thousands):

For the three months ended March 31,
2023
Total investment income	$572
Total expenses	479
Net investment income	93
Net change in unrealized appreciation/(depreciation) on investments	(34)
Net realized gain on short-term investments	47
Net increase in Members’ Capital from operations	$106

Total investment income

Total investment income for the three months ended March 31, 2023 was $0.6 million and was attributable to our portfolio of debt investments which are comprised of six investments.

Net investment income

Net investment income for the three months ended March 31, 2023 was $0.1 million. The net investment income for the three months ended March 31, 2023 is primarily attributable to our commencement of investment activity during the fourth quarter of 2022 and our portfolio of six debt investments.

Expenses

Expenses for the three months ended March 31, 2023 were as follows (dollar amounts in thousands):

For the three months ended March 31,
2023
Expenses
Administrative fees	$120
Interest expense on repurchase transactions	104
Professional fees	66
Management fees	66
Directors' fees	62
Insurance expense	52
Other expenses	9
Total expenses	$479

Our total operating expenses were $0.5 million for the three months ended March 31, 2023. Our operating expenses include management fees attributed to the Adviser of $0.1 million and interest expense incurred on repurchase transactions of $0.1 million.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended March 31, 2023 was ($34.0) thousand and was entirely attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Alorica Inc.	Term Loan	$(38)
Del Real, LLC	Revolver	(28)
Hoffmaster Group, Inc.	Term Loan	(15)
Hoffmaster Group, Inc.	Revolver	(8)
Florida Marine Transporters, LLC	Term Loan B	(3)
Del Real, LLC	Term Loan	58
Net change in unrealized appreciation/depreciation		$(34)

Net realized gain on short-term investments

During the three months ended March 31, 2023 we incurred $47.0 thousand in realized gains from our short-term investments in government treasuries.

Net Increase in Members' Capital from Operations

Our net increase in Members' Capital from Operations of $0.1 million is entirely attributable to our net investment income and net realized gain on short-term investments, partially offset by the net change in unrealized appreciation/(depreciation) described above.

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

As of March 31, 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	March 31, 2023	December 31, 2022
Commitments	$375,319	$375,319
Undrawn commitments	$327,319	$352,319
Percentage of commitments funded	12.8%	6.1%
Units	3,753,190	3,753,190

In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that we hold and concurrently enter into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (each, a “Macquarie Transaction”).

We entered into repurchase agreements on March 16, 2023, and March 28, 2023 which were collateralized by our term loans to Florida Marine Transporters and Del Real, LLC, respectively. Interest under these Repurchase Obligations was calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) 0.00021626, and 0.00022052, as stipulated in the repurchase agreements for Florida Marine Transporters and Del Real, LLC, respectively. The Florida Marine Transporters repurchase agreement was settled on March 29, 2023. As of March 31, 2023 and December 31, 2022, we had $2.9 million and $0, respectively, in outstanding Repurchase Obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of March 31, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because our debt investments bear interest based on floating rates, such as SOFR, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Based on our March 31, 2023 statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$1,136
Up 200 basis points	757
Up 100 basis points	379
Down 100 basis points	(379)
Down 200 basis points	(757)
Down 300 basis points	(1,109)

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K that we filed with the SEC on March 28, 2023.

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

TCW STAR DIRECT LENDING LLC
Date: May 10, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 10, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer