Form 10-Q
period 2023-06-30
TCW Star Direct Lending LLC
filed 2023-08-09
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended June 30, 2023

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

As of June 30, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 9, 2023 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

TCW STAR DIRECT LENDING LLC

Schedule of Investments (Unaudited)

As of June 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Capital Goods
	Sunland Asphalt & Construction, LLC(3)	06/16/23	Term Loan B - 13.19% inc PIK (SOFR + 7.88%, 1.75% Floor, 0.50% PIK)	7.2%	$5,007,634	06/16/28	$4,822,811	$4,876,434
				7.2%			4,822,811	4,876,434
Construction & Engineering
	Propulsion Acquisition, LLC	05/22/23	Term Loan - 11.99% (SOFR + 6.50%, 1.50% Floor)	6.3%	4,291,631	07/31/26	4,250,187	4,278,756
				6.3%			4,250,187	4,278,756
Consumer Services
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.25% (SOFR + 7.00%, 1.50% Floor)	9.1%	6,368,595	02/23/28	6,123,487	6,215,111
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.19% (SOFR + 7.00%, 1.50% Floor)	0.3%	227,450	02/23/28	227,450	221,968
				9.4%			6,350,937	6,437,079
Data Processing & Outsourced Services
	Alorica Inc.	12/21/22	Term Loan - 11.98% (SOFR + 6.88%, 1.50% Floor)	14.7%	10,201,787	12/21/27	10,064,851	9,987,550
				14.7%			10,064,851	9,987,550
Diversified Support Services
	CSAT Holdings, LLC(3)	06/30/23	Term Loan - 13.00% (SOFR + 7.50%, 2.00% Floor)	12.2%	8,597,462	06/30/28	8,299,037	8,339,538
				12.2%			8,299,037	8,339,538
Food Products
	Del Real, LLC	03/28/23	Term Loan - 13.89% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.50% PIK)	10.8%	7,440,509	03/28/28	7,198,732	7,343,783
	Signature Brands, LLC	05/05/23	Term Loan - 13.32% inc PIK (SOFR + 8.00%, 1.75% Floor, 1.00% PIK)	14.5%	10,077,962	05/04/28	9,845,806	9,886,481
				25.3%			17,044,538	17,230,264

TCW STAR DIRECT LENDING LLC

Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Machinery
	Mark Andy, Inc.(3)	06/16/23	Term Loan - 12.87% (SOFR + 7.50%, 1.50% Floor)	10.0%	$6,971,173	06/16/28	$6,798,324	$6,796,894
				10.0%			6,798,324	6,796,894
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 15.49% (SOFR + 10.28%, 2.00% Floor)	14.7%	10,229,332	03/17/28	9,958,531	10,045,204
				14.7%			9,958,531	10,045,204
Materials
	Hoffmaster Group, Inc.	02/24/23	Revolver - 12.67% (SOFR + 7.50%, 2.00% Floor)	0.2%	153,562	02/24/28	153,562	153,255
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 12.78% (SOFR + 7.50%, 2.00% Floor)	9.7%	6,631,072	02/24/28	6,563,528	6,617,809
				9.9%			6,717,090	6,771,064
Packaged Foods and Meats
	Baxters North America, Inc.	05/31/23	Term Loan - 12.26% (SOFR + 7.00%, 1.75% Floor)	11.6%	8,093,405	05/31/28	7,882,396	7,928,299
				11.6%			7,882,396	7,928,299

	Total Debt Investments(2)			121.3%			82,188,702	82,691,082
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.10%			8.6%	5,858,270		5,858,270	5,858,270
	Total Cash Equivalents			8.6%	5,858,270		5,858,270	5,858,270
	Short-term Investments
	U.S. Treasury Bill, Yield 5.05%			86.5%	60,000,000		58,926,850	58,926,850
	Total Short-term Investments			86.5%	60,000,000		58,926,850	58,926,850
	Total Investments (216.4%)						$146,973,822	$147,476,202
	Net unrealized depreciation on unfunded commitments (0.2%)							(167,828)
	Liabilities in Excess of Other Assets (116.2%)							$(79,173,674)
	Net Assets (100.0%)							$68,134,700

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

TCW STAR DIRECT LENDING LLC

Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $74,897,317 and $2,958,792, respectively, for the period ended June 30, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW STAR DIRECT LENDING LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2023

	As of June 30,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $82,189 and $10,151, respectively)	$82,691	$10,150
Cash and cash equivalents	6,296	12,880
Short-term investments	58,927	24,563
Interest income receivable	250	7
Total Assets	$148,164	$47,600
Liabilities
Payable for short-term investments purchased	$58,927	$24,563
Repurchase obligations	19,916	—
Management fee payable	188	4
Organizational costs payable to related party	147	147
Unrealized depreciation on unfunded commitments	168	—
Directors' fees payable to related party	134	134
Other liabilities payable to related party	96	41
Offerings costs payable to related party	5	5
Other accrued expenses and other liabilities	448	142
Total Liabilities	80,029	25,036
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(308,319)	(352,319)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	66,708	22,708
Accumulated earnings (losses)	1,427	(144)
Total Members’ Capital	$68,135	$22,564
Total Liabilities and Members’ Capital	$148,164	$47,600
Net Asset Value Per Unit (accrual base) (Note 9)	$100.30	$99.88

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	For the three months ended June 30,	For the six months ended June 30,
	2023	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$1,895	$2,467
Interest income paid-in-kind	38	38
Total investment income	1,933	2,505
Expenses
Interest expense on repurchase transactions	417	521
Management fees	188	254
Administrative fees	119	239
Directors' fees	83	145
Professional fees	66	132
Insurance expense	51	103
Other expenses	12	21
Total expenses	936	1,415
Net investment income	997	1,090
Net realized and unrealized gain on investments
Net realized gain:
Non-controlled/non-affiliated investments	3	3
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	369	335
Net realized gain on short-term investments	96	143
Net realized and unrealized gain on investments	468	481
Net increase in Members’ Capital from operations	$1,465	$1,571
Basic and diluted:
Income per unit	$0.39	$0.42

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Losses)	Total
Members' Capital at January 1, 2023	$22,708	$(144)	$22,564
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	93	93
Net realized gain on investments	—	47	47
Net change in unrealized appreciation/(depreciation) on investments	—	(34)	(34)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	25,000	—	25,000
Total Increase in Members’ Capital for the three months ended March 31, 2023	25,000	106	25,106
Members’ Capital at March 31, 2023	47,708	(38)	47,670
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	997	997
Net realized gain on investments	—	99	99
Net change in unrealized appreciation/depreciation on investments	—	369	369
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	19,000	—	19,000
Total Increase in Members’ Capital for the three months ended June 30, 2023	19,000	1,465	20,465
Members’ Capital at June 30, 2023	$66,708	$1,427	$68,135

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

For the six months ended June 30,
2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$1,571
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(74,859)
Purchases of short-term investments	(58,927)
Interest income paid in-kind	(38)
Proceeds from sales of short-term investments	24,563
Proceeds from sales and paydowns of investments	2,959
Realized gain on investments	(3)
Change in net unrealized (appreciation)/depreciation on investments	(335)
Amortization of premium and accretion of discount, net	(97)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(243)
Increase (decrease) in payable for short-term investments purchased	34,364
Increase (decrease) in management fees payable	184
Increase (decrease) in other liabilities payable to related party	55
Increase (decrease) in other accrued expenses and other liabilities	306
Net cash used in operating activities	(70,500)
Cash Flows from Financing Activities
Contribution from Members	44,000
Proceeds from repurchase obligation	50,717
Repayment of repurchase obligation	(30,801)
Net cash provided by financing activities	63,916
Net decrease in cash and cash equivalents	(6,584)
Cash and cash equivalents, beginning of period	12,880
Cash and cash equivalents, end of period	$6,296
Supplemental and non-cash financing activities
Interest expense paid	$206

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

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

On September 1, 2022 the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) and will make such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, the Company will be required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

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

June 30, 2023

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

Capital Commitments: As of June 30, 2023, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$308,319	17.9%	3,753,190

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

The Recallable Amount as of June 30, 2023 was $0.

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

June 30, 2023

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

Income Recognition: Interest income and interest income paid-in-kind are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

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

June 30, 2023

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $147 in organizational costs, of which $0 was expensed during the three and six months ended June 30, 2023. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2023

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

June 30, 2023

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of June 30, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$82,691	$82,691
Short- term investments	58,927	—	—	58,927
Cash equivalents	5,858	—	—	5,858
Total	$64,785	$—	$82,691	$147,476

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

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2023:

	Debt	Equity	Total
Balance, April 1, 2023	$36,507	$—	$36,507
Purchases	48,487	—	48,487
Sales and paydowns of investments	(2,907)	—	(2,907)
Amortization of premium and accretion of discount, net	84	—	84
Net realized losses	3	—	3
Net change in unrealized appreciation/(depreciation)	517	—	517
Balance, June 30, 2023	$82,691	$—	$82,691
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2023	$446	$—	$446

	Debt	Equity	Total
Balance, January 1, 2023	$10,150	$—	$10,150
Purchases, including payments received in-kind	74,897	—	74,897
Sales and paydowns of investments	(2,959)	—	(2,959)
Amortization of premium and accretion of discount, net	97	—	97
Net realized gains	3	—	3
Net change in unrealized appreciation/(depreciation)	503	—	503
Balance, June 30, 2023	$82,691	$—	$82,691
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2023	$503	$—	$503

The Company did not have any transfers between levels during the three and six months ended June 30, 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$69,475	Income Method	Discount Rate	10.7% to 15.9%	13.3%	Decrease
Debt	$13,216	Market Method	Indicative Bid	97.0% to 97.4%	N/A	Increase

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

June 30, 2023

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

For the three and six months ended June 30, 2023, Management Fees incurred were $188 and $254, respectively, and $188 remained payable as of June 30, 2023.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

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

June 30, 2023

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

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to the Company Expenses Limitation (as defined below). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

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

June 30, 2023

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

June 30, 2023

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Sunland Asphalt & Construction, LLC	June 2028	$2,114	$55	$—	$—
Signature Brands, LLC	March 2025	1,165	22	—	—
CSAT Holdings, LLC	June 2028	1,127	34	—	—
Five Star Buyer, Inc.	February 2028	910	22	—	—
Five Star Buyer, Inc.	February 2028	910	22	—	—
Del Real, LLC	March 2028	901	12	—	—
Hoffmaster Group, Inc.	February 2028	474	1	—	—
Total		$7,601	$168	$—	$—

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, the Company is not aware of any pending or threatened litigation.

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

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

6.
Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2023 was as follows:

	For the three months ended June 30,	Six months ended June 30,
	2023	2023
Units at beginning of period	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three and six months ended June 30, 2023.

7.
Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (each, a “Macquarie Transaction”).

Additionally, the Company may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby the Company sells to Barclays its short-term investments and concurrently enters into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Barclays Transaction” and together with the Macquarie Transactions, the “Repurchase Transactions”).

In accordance with ASC 860, Transfers and Servicing, these Repurchase Transactions meet the criteria for secured borrowings. Accordingly, the investments financed by these Repurchase Transactions remain on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie and Barclays (the “Repurchase Obligations”). Outstanding Repurchase Obligations are presented on the Company's Statements of Assets and Liabilities as Repurchase Obligations. Repurchase Obligations are secured by the respective investment or short-term investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligations is reported on the Company’s Statements of Operations within Interest expense on repurchase transactions.

During the six months ended June 30, 2023, the Company entered into Barclays Transactions on January 1, 2023 and April 3, 2023 which settled on January 25, 2023 and April 25, 2023, respectively. Interest expense incurred on the Barclays Transactions was $208 and $274 during the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations with Barclays.

The Macquarie Transactions entered into by the Company during the six months ended June 30, 2023 are listed below, along with the respective investments which collateralize each Repurchase Obligation. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

7.
Repurchase Obligations (Continued)

Interest expense associated with the Company's Macquarie Transactions was $209 and $247 for the three and six months ended June 30, 2023, respectively, and is reported on the Company’s Statements of Operations within Interest expense on repurchase transactions.

Issuer	Investment	Agreement Date	Interest Rate	Settlement Date
Florida Marine Transporters, LLC	Term Loan B	3/16/2023	0.00021626	3/29/2023
Del Real, LLC	Term Loan	3/28/2023	0.00022052	4/20/2023
Baxters North America Holdings, Inc.	Term Loan	5/17/2023	0.00023097	5/31/2023
Five Star Buyer, Inc.	Term Loan	5/11/2023	0.00022815	6/28/2023
Propulsion Acquisition, LLC	Term Loan	5/22/2023	0.00022955	6/28/2023
Mark Andy, Inc.	Term Loan	6/16/2023	0.00023023	N/A	*
Sunland Asphalt & Construction, LLC	Term Loan B	6/16/2023	0.00023023	N/A	*
CSAT Holdings, LLC	Term Loan	6/30/2023	0.00023089	N/A	*

* N/A - Repurchase Obligations with Macquarie which remain outstanding as of June 30, 2023. As of June 30, 2023 and December 31, 2022, the Company had $19,916 and $0, respectively, in outstanding Repurchase Obligations with Macquarie, which are categorized as Level 2 within the fair value hierarchy.

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

As of June 30, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2023	December 31, 2022
Cost of investments for federal income tax purposes	$146,974	$47,564
Unrealized appreciation	$587	$—
Unrealized depreciation	$(252)	$(1)
Net unrealized depreciation on investments	$335	$(1)

The Company did not have any unrecognized tax benefits as of December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

9.
Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2023 is presented below.

For the six months ended June 30,
2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.88
Income from Investment Operations:
Net investment income	0.29
Net realized and unrealized gain	0.13
Total income from investment operations	0.42

Net Asset Value Per Unit (accrual base), End of Period	$100.30
Unitholder Total Return(2)(3)	4.32%
Unitholder IRR(4)	6.07%
Ratios and Supplemental Data:
Members’ Capital, end of period	$68,135
Units outstanding, end of period	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(5)	1.76%
Ratio of net investment income to average net assets(5)	1.35%
Portfolio turnover rate(3)	8.16%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2023.
(2)
The Total Return for the six months ended June 30, 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 6.07% through June 30, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization. The Internal Rate of Return (IRR) for the three months ended June 30, 2023 is not considered meaningful because of the limited time since initial investment and early stage of capital deployment.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
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
•
uncertainty surrounding political and global financial stability, including the liquidity of certain banks;
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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of June 30, 2023, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of June 30, 2023, we have incurred $0.1 million in organizational costs since inception, of which $0.0 was expensed during six months ended June 30, 2023. Since inception, we have incurred $4.5 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Investment Activity

As of June 30, 2023, our portfolio consisted of 13 debt investments and no equity investments. Based on fair values as of June 30, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured, term loans and revolvers.

As of December 31, 2022, our portfolio consisted of 1 debt investments and no equity investments. Based on fair values as of December 31, 2022, our portfolio was 100.0% invested in debt investments which were all senior secured, term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2023:

Industry	Percent of Total Investments
Food Products	21%
Marine Transportation	12%
Data Processing & Outsourced Services	12%
Diversified Support Services	10%
Packaged Foods and Meats	10%
Machinery	8%
Materials	8%
Consumer Services	8%
Capital Goods	6%
Construction & Engineering	5%
Total	100%

Results of Operations

Our operating results for the three and six months ended June 30, 2023 were as follows (dollar amounts in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2023	2023
Total investment income	$1,933	$2,505
Total expenses	936	1,415
Net investment income	997	1,090
Net realized gain on investments	3	3
Net change in unrealized appreciation/(depreciation) on investments	369	335
Net realized gain on short-term investments	96	143
Net increase in Members’ Capital from operations	$1,465	$1,571

Total investment income

Total investment income for the three and six months ended June 30, 2023 was $1.9 million and $2.5 million, respectively, and was attributable to our portfolio of debt investments which are comprised of 13 investments.

Net investment income

Net investment income for the three and six months ended June 30, 2023 was $1.0 million and $1.1 million. The net investment income for the three and six months ended June 30, 2023 is primarily attributable to our commencement of investment activity during the fourth quarter of 2022 and our portfolio of 13 debt investments.

Expenses

Expenses for the three and six months ended June 30, 2023 were as follows (dollar amounts in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2023	2023
Expenses
Interest expense on repurchase transactions	$417	$521
Management fees	188	254
Administrative fees	119	239
Directors' fees	83	145
Professional fees	66	132
Insurance expense	51	103
Other expenses	12	21
Total expenses	$936	$1,415

Our total operating expenses for the three and six months ended June 30, 2023 were $0.9 million and $1.4 million. Our operating expenses include management fees attributed to the Adviser of $0.2 million and $0.3 million, respectively, and interest expense incurred on repurchase transactions of $0.4 million and $0.5 million, respectively for the three and six months ended June 30, 2023.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three and six months ended June 30, 2023 was $0.4 million $0.3 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Alorica Inc.	Term Loan	(38)
Hoffmaster Group, Inc.	Term Loan	69
Del Real, LLC	Term Loan	87
Florida Marine Transporters, LLC	Term Loan B	89
Five Star Buyer, Inc.	Term Loan	92
All others	Various	70
Net change in unrealized appreciation/(depreciation)		$369

Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Alorica Inc.	Term Loan	$(76)
Hoffmaster Group, Inc.	Term Loan	54
Florida Marine Transporters, LLC	Term Loan B	87
Five Star Buyer, Inc.	Term Loan	92
Del Real, LLC	Term Loan	145
All others	Various	33
Net change in unrealized appreciation/(depreciation)		$335

Net realized gain on non-controlled/non-affiliated investments

During the three and six months ended June 30, 2023 we incurred $3.0 thousand in realized gains non-controlled/non-affiliated investments from our partial disposition of our revolver and term loan with Del Real, LLC.

Net realized gain on short-term investments

During the three and six months ended June 30, 2023 we incurred $0.1 million in realized gains from our short-term investments in government treasuries.

Net Increase in Members' Capital from Operations

Our increase in Members' Capital from Operations during the three and six months ended June 30, 2023 was $1.5 million and $1.6 million, respectively and is entirely attributable to our net investment income and net realized gain on investments, net realized gain on short-term investments, and net change in unrealized appreciation/(depreciation) for the three and six months ended June 30, 2023 as described above.

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

As of June 30, 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	June 30, 2023	December 31, 2022
Commitments	$375,319	$375,319
Undrawn commitments	$308,319	$352,319
Percentage of commitments funded	17.9%	6.1%
Units	3,753,190	3,753,190

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

Additionally, we may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby we sell to Barclays our short-term investments and concurrently enter into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Barclays Transaction” and together with the Macquarie Transactions, the “Repurchase Transactions”).

These Repurchase Transactions are accounted for as secured borrowings. Accordingly, the investments financed by these Repurchase Transactions remain on our Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Macquarie and Barclays (the “Repurchase Obligations”). The Repurchase Obligations are presented on our Statements of Assets and Liabilities as Repurchase Obligations. The Repurchase Obligations are secured by the respective investment or short-term investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligations is reported on our Consolidated Statements of Operations within Interest expense on repurchase transactions.

During the six months ended June 30, 2023, we entered into Barclays Transactions on January 1, 2023 and April 3, 2023 which settled on January 25, 2023 and April 25, 2023, respectively. Interest expense incurred on the Barclays Transactions was $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, we had no outstanding Repurchase Obligations with Barclays.

The Macquarie Transactions entered into by us during the six months ended June 30, 2023 are listed below, along with the respective investments which collateralize each Repurchase Obligation. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

Interest expense associated with our Macquarie Transactions was $0.2 million for the three and six months ended June 30, 2023, and is reported on our Statements of Operations within Interest expense on repurchase transactions.

Issuer	Investment	Agreement Date	Interest Rate	Settlement Date
Florida Marine Transporters, LLC	Term Loan B	3/16/2023	0.00021626	3/29/2023
Del Real, LLC	Term Loan	3/28/2023	0.00022052	4/20/2023
Baxters North America Holdings, Inc.	Term Loan	5/17/2023	0.00023097	5/31/2023
Five Star Buyer, Inc.	Term Loan	5/11/2023	0.00022815	6/28/2023
Propulsion Acquisition, LLC	Term Loan	5/22/2023	0.00022955	6/28/2023
Mark Andy, Inc.	Term Loan	6/16/2023	0.00023023	N/A	*
Sunland Asphalt & Construction, LLC	Term Loan B	6/16/2023	0.00023023	N/A	*
CSAT Holdings, LLC	Term Loan	6/30/2023	0.00023089	N/A	*

* N/A - Repurchase Obligations with Macquarie which remain outstanding as of June 30, 2023. As of June 30, 2023 and December 31, 2022, we had $19.9 and $0, respectively, in outstanding Repurchase Obligations with Macquarie , which are categorized as Level 2 within the fair value hierarchy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of June 30, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2023 statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$2,564
Up 200 basis points	1,709
Up 100 basis points	855
Down 100 basis points	(855)
Down 200 basis points	(1,709)
Down 300 basis points	(2,564)

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

TCW STAR DIRECT LENDING LLC
Date: August 9, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 9, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer