Form 10-Q
period 2023-09-30
TCW Star Direct Lending LLC
filed 2023-11-08
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended September 30, 2023

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

As of September 30, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 8, 2023 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

Table of Contents

		PAGE
	INDEX	NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Schedule of Investments as of September 30, 2023 (unaudited) and December 31, 2022	2
	Statements of Assets and Liabilities as of September 30, 2023 (unaudited) and December 31, 2022	6
	Statement of Operations for the three and nine months ended September 30, 2023 (unaudited) and from July 21, 2022 (Inception) to September 30, 2022 (unaudited)	7
	Statement of Changes in Members' Capital for the three and nine months ended September 30, 2023 (unaudited) and from July 21, 2022 (Inception) to September 30, 2022 (unaudited)	8
	Statement of Cash Flows for the nine months ended September 30, 2023 (unaudited)	9
	Notes to Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
SIGNATURES		39

TCW STAR DIRECT LENDING LLC

Schedule of Investments (Unaudited)

As of September 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 13.15% (SOFR + 7.50%, 2.00% Floor)	6.6%	$7,869,176	06/30/28	$7,609,793	$7,711,793
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 13.92% (SOFR + 8.50%, 2.00% Floor)	6.6%	7,862,025	07/31/28	7,605,686	7,736,233
				13.2%			15,215,479	15,448,026
Construction & Engineering
	Propulsion Acquisition, LLC	05/22/23	Term Loan - 11.99% (SOFR + 6.50%, 1.50% Floor)	3.6%	4,280,641	07/31/26	4,242,680	4,263,518
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 12.99% inc PIK (SOFR + 7.50%, 1.75% Floor, 0.50% PIK)	4.2%	5,015,021	06/16/28	4,839,582	4,929,766
				7.8%			9,082,262	9,193,284
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.57% (SOFR + 7.25%, 2.00% Floor)	8.1%	9,744,646	08/01/28	9,509,164	9,540,008
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 12.91% (SOFR + 7.50%, 2.00% Floor)	5.7%	6,581,338	02/24/28	6,517,931	6,726,128
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 13.67% (SOFR + 8.25%, 1.00% Floor)	3.1%	3,748,030	06/30/27	3,676,569	3,673,069
				16.9%			19,703,664	19,939,205
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 12.39% (SOFR + 7.00%, 1.75% Floor)	6.5%	8,073,171	05/31/28	7,873,472	7,645,293
	Del Real, LLC	03/28/23	Term Loan - 12.79% (SOFR + 7.25%, 2.00% Floor)	6.3%	7,436,195	03/28/28	7,207,831	7,384,142
	Signature Brands, LLC	05/05/23	Term Loan - 13.63% inc PIK (SOFR + 8.00%, 1.75% Floor, 1.00% PIK)	7.0%	8,339,607	05/04/28	8,158,018	8,172,815
				19.8%			23,239,321	23,202,250
Ground Transportation
	RPM Purchaser, Inc.(3)	09/11/23	Term Loan B - 11.68% (SOFR + 6.25%, 2.00% Floor)	5.4%	6,422,059	09/11/28	6,223,566	6,280,773
				5.4%			6,223,566	6,280,773
Hotels, Restaurants & Leisure
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.42% (SOFR + 7.00%, 1.50% Floor)	5.2%	6,320,830	02/23/28	6,090,742	6,124,884
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.42% (SOFR + 7.00%, 1.50% Floor)	0.2%	213,054	02/23/28	213,054	206,450
				5.4%			6,303,796	6,331,334
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.04% (SOFR + 7.50%, 1.50% Floor)	5.7%	6,953,745	06/16/28	6,790,083	6,703,410
				5.7%			6,790,083	6,703,410

TCW STAR DIRECT LENDING LLC

Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 13.44% (SOFR + 8.00%, 2.00% Floor)	8.4%	$9,969,486	03/17/28	$9,719,673	$9,849,852
				8.4%			9,719,673	9,849,852
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 12.19% (SOFR + 6.88%, 1.50% Floor)	8.6%	10,150,263	12/21/27	10,021,689	10,109,662
				8.6%			10,021,689	10,109,662
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Term Loan - 11.82% (SOFR + 6.50%, 1.50% Floor)	4.4%	5,238,301	07/19/28	5,101,013	5,102,105
				4.4%			5,101,013	5,102,105

	Total Debt Investments(2)			95.6%			111,400,546	112,159,901
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.26%			10.6%	12,430,504		12,430,504	12,430,504
	Total Cash Equivalents			10.6%	12,430,504		12,430,504	12,430,504
	Short-term Investments
	U.S. Treasury Bill, Yield 5.47%			33.5%	40,000,000		39,339,578	39,339,578
	Total Short-term Investments			33.5%	40,000,000		39,339,578	39,339,578
	Total Investments (139.7%)						$163,170,628	$163,929,983
	Net unrealized depreciation on unfunded commitments (0.2%)							(234,092)
	Liabilities in Excess of Other Assets (39.5%)							$(46,343,926)
	Net Assets (100.0%)							$117,351,965

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

TCW STAR DIRECT LENDING LLC

Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $111,856,850 and $10,957,866, respectively, for the period ended September 30, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW STAR DIRECT LENDING LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2023

	As of September 30,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $111,401 and $10,151, respectively)	$112,160	$10,150
Cash and cash equivalents	13,028	12,880
Short-term investments	39,340	24,563
Interest income receivable	374	7
Prepaid expenses	38	—
Total Assets	$164,940	$47,600
Liabilities
Payable for short-term investments purchased	$39,340	$24,563
Repurchase obligations	6,221	—
Incentive fee payable	592	—
Management fee payable	333	4
Unrealized depreciation on unfunded commitments	234	—
Organizational costs payable to related party	149	147
Directors' fees payable to related party	134	134
Other liabilities payable to related party	77	41
Offerings costs payable to related party	5	5
Other accrued expenses and other liabilities	503	142
Total Liabilities	47,588	25,036
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(261,319)	(352,319)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	113,708	22,708
Accumulated earnings (losses)	3,644	(144)
Total Members’ Capital	$117,352	$22,564
Total Liabilities and Members’ Capital	$164,940	$47,600
Net Asset Value Per Unit (accrual base) (Note 9)	$100.89	$99.88

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	For the three months ended September 30,	For the nine months ended September 30,	For the period from July 21, 2022 (Inception) to September 30,
	2023	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$3,680	$6,147	$—
Interest income paid-in-kind	45	83	—
Other fee income	5	5	—
Total investment income	3,730	6,235	—
Expenses
Interest expense on repurchase transactions	838	1,359	—
Incentive fees	592	592	—
Management fees	333	587	—
Administrative fees	123	362	—
Directors' fees	80	225	62
Professional fees	64	196	15
Insurance expense	(125)	(22)	—
Organizational costs	1	1	133
Other expenses	15	36	9
Total expenses	1,921	3,336	219
Net investment income (loss)	1,809	2,899	(219)
Net realized and unrealized gain on investments
Net realized gain:
Non-controlled/non-affiliated investments	90	93	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	191	526	—
Net realized gain on short-term investments	127	270	—
Net realized and unrealized gain on investments	408	889	—
Net increase (decrease) in Members’ Capital from operations	$2,217	$3,788	$(219)
Basic and diluted:
Income per unit	$0.59	$1.01	N/M*

*Income per unit for the period from July 21, 2022 (Inception) to September 30, 2022 is not considered meaningful because of the limited time since initial investment and early stage of capital deployment.

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Losses)	Total
Members' Capital at July 21, 2022 (Inception)	$1	$—	$1
Net Decrease in Members’ Capital Resulting from Operations:
Net investment loss	—	(219)	(219)
Total Decrease in Members’ Capital from July 21, 2022 (Inception) to September 30, 2022	—	(219)	(219)
Members’ Capital at September 30, 2022	1	(219)	(218)

Members' Capital at January 1, 2023	22,708	(144)	22,564
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	93	93
Net realized gain on investments	—	47	47
Net change in unrealized appreciation/(depreciation) on investments	—	(34)	(34)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	25,000	—	25,000
Total Increase in Members’ Capital for the three months ended March 31, 2023	25,000	106	25,106
Members’ Capital at March 31, 2023	47,708	(38)	47,670
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	997	997
Net realized gain on investments	—	99	99
Net change in unrealized appreciation/(depreciation) on investments	—	369	369
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	19,000	—	19,000
Total Increase in Members’ Capital for the three months ended June 30, 2023	19,000	1,465	20,465
Members’ Capital at June 30, 2023	66,708	1,427	68,135
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	1,809	1,809
Net realized gain on investments	—	217	217
Net change in unrealized appreciation/(depreciation) on investments	—	191	191
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	47,000	—	47,000
Total Increase in Members’ Capital for the three months ended September 30, 2023	47,000	2,217	49,217
Members’ Capital at September 30, 2023	$113,708	$3,644	$117,352

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

For the nine months ended September 30,
2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$3,788
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(111,774)
Purchases of short-term investments	(39,340)
Interest income paid in-kind	(83)
Proceeds from sales of short-term investments	24,563
Proceeds from sales and paydowns of investments	10,958
Realized gain on investments	(93)
Change in net unrealized (appreciation)/depreciation on investments	(526)
Amortization of premium and accretion of discount, net	(258)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(367)
(Increase) decrease in prepaid expenses	(38)
Increase (decrease) in payable for short-term investments purchased	14,777
Increase (decrease) in incentive fees payable	592
Increase (decrease) in management fees payable	329
Increase (decrease) in organizational costs payable to related party	2
Increase (decrease) in other liabilities payable to related party	36
Increase (decrease) in other accrued expenses and other liabilities	361
Net cash used in operating activities	(97,073)
Cash Flows from Financing Activities
Contribution from Members	91,000
Proceeds from repurchase obligation	83,714
Repayment of repurchase obligation	(77,493)
Net cash provided by financing activities	97,221
Net increase in cash and cash equivalents	148
Cash and cash equivalents, beginning of period	12,880
Cash and cash equivalents, end of period	$13,028
Supplemental and non-cash financing activities
Interest expense paid	$886

The accompanying notes are an integral part of these financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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

On September 1, 2022 the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also filed an election to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) and has made such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, the Company is required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

On September 15, 2022, the Company entered into the Investment Advisory and Management Agreement with TAMCO, its registered investment adviser (the “Adviser”). On the same date, the Company also completed the closing of the sale of its Common Units (the "Closing Date") pursuant to which the Company sold 3,753,190 Common Units at an aggregate purchase price of $375,319.

The Company commenced operations during the third quarter of fiscal year 2022 but did not have any investment or cash activity during the period from July 21, 2022 (Inception) to September 30, 2022. The Company commenced investment activity during the last two weeks of December 2022.

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

September 30, 2023

1.
Organization and Basis of Presentation (Continued)

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. The Company shall provide written notice to Unitholders of such Key Person Event within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

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

Capital Commitments: As of September 30, 2023, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$261,319	30.4%	3,753,190

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

The Recallable Amount as of September 30, 2023 was $0.

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

September 30, 2023

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

September 30, 2023

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $148 in organizational costs, of which $1 was expensed during the three and nine months ended September 30, 2023. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of September 30, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

September 30, 2023

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

September 30, 2023

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of September 30, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$112,160	$112,160
Short- term investments	39,340	—	—	39,340
Cash equivalents	12,431	—	—	12,431
Total	$51,771	$—	$112,160	$163,931

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

September 30, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2023:

	Debt	Equity	Total
Balance, July 1, 2023	$82,691	$—	$82,691
Purchases	36,960	—	36,960
Sales and paydowns of investments	(7,999)	—	(7,999)
Amortization of premium and accretion of discount, net	161	—	161
Net realized gains	90	—	90
Net change in unrealized appreciation/(depreciation)	257	—	257
Balance, September 30, 2023	$112,160	$—	$112,160
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2023	$257	$—	$257

	Debt	Equity	Total
Balance, January 1, 2023	$10,150	$—	$10,150
Purchases, including payments received in-kind	111,857	—	111,857
Sales and paydowns of investments	(10,958)	—	(10,958)
Amortization of premium and accretion of discount, net	258	—	258
Net realized gains	93	—	93
Net change in unrealized appreciation/(depreciation)	760	—	760
Balance, September 30, 2023	$112,160	$—	$112,160
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2023	$760	$—	$760

The Company did not have any transfers between levels during the three and nine months ended September 30, 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$112,160	Income Method	Discount Rate	11.5% to 15.7%	13.5%	Decrease

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

September 30, 2023

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

For the three and nine months ended September 30, 2023, Management Fees incurred were $333 and $587, respectively, and $333 remained payable as of September 30, 2023.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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

For the three and nine months ended September 30, 2023, Incentive Fees incurred were $592 and $592 remained payable as of September 30, 2023.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CG Buyer, LLC	July 2028	$972	$25	$—	$—
CSAT Holdings LLC	June 2028	1,035	21	—	—
Del Real, LLC	March 2028	901	6	—	—
Five Star Buyer, Inc.	February 2028	910	28	—	—
Five Star Buyer, Inc.	February 2028	910	28	—	—
Hoffmaster Group, Inc.	February 2028	628	—	—	—
Jones Industrial Holdings, Inc.	July 2028	1,978	32	—	—
RPM Purchaser, Inc.	September 2028	1,751	39	—	—
Signature Brands, LLC	March 2025	964	19	—	—
Sunland Asphalt & Construction, LLC	June 2028	2,114	36	—	—
Total		$12,163	$234	$—	$—

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, the Company is not aware of any pending or threatened litigation.

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

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

6.
Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2023 was as follows:

	For the three months ended September 30,	Nine months ended September 30,	For the period from July 21, 2022 (Inception) to September 30, 2022
	2023	2023	2022
Units at beginning of period	3,753,190	3,753,190	—
Units issued and committed during the period	—	—	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2023.

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

During the nine months ended September 30, 2023, the Company entered into Barclays Transactions on January 3, 2023, April 3, 2023 and July 5, 2023 which settled on January 25, 2023, April 25, 2023, and July 25, 2023, respectively. Interest expense incurred on the Barclays Transactions was $169 and $443 during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations with Barclays.

The Macquarie Transactions entered into by the Company during the nine months ended September 30, 2023 are listed below, along with the respective investments which collateralize each Repurchase Obligation. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

7.
Repurchase Obligations (Continued)

Interest expense associated with the Company's Macquarie Transactions was $669 and $916 for the three and nine months ended September 30, 2023, respectively, and is reported on the Company’s Statements of Operations within Interest expense on repurchase transactions.

Issuer	Investment	Agreement Date	Interest Rate	Settlement Date
Florida Marine Transporters, LLC	Term Loan B	3/16/2023	0.00021626	3/29/2023
Del Real, LLC	Term Loan	3/28/2023	0.00022052	4/20/2023
Baxters North America, Inc.	Term Loan	5/17/2023	0.00023097	6/28/2023
Five Star Buyer, Inc.	Term Loan	5/11/2023	0.00022815	6/28/2023
Propulsion Acquisition, LLC	Term Loan	5/22/2023	0.00022955	6/28/2023
Mark Andy, Inc.	Term Loan	6/16/2023	0.00023023	8/15/2023
Mark Andy, Inc.	Term Loan	8/15/2023	0.00023185	9/15/2023
Sunland Asphalt & Construction, LLC	Term Loan B	6/16/2023	0.00023023	8/15/2023
Sunland Asphalt & Construction, LLC	Term Loan B	8/15/2023	0.00023185	9/15/2023
CSAT Holdings LLC	Term Loan	6/30/2023	0.00023089	8/29/2023
CSAT Holdings LLC	Term Loan	8/29/2023	0.00023243	9/15/2023
CG Buyer, LLC	Term Loan	7/19/2023	0.00023378	9/15/2023
Jones Industrial Holdings, Inc.	Term Loan	7/31/2023	0.00023548	9/15/2023
The HC Companies, Inc.	Term Loan	8/1/2023	0.00023548	9/15/2023
RPM Purchaser, Inc.	Term Loan B	9/11/2023	0.00023617	9/27/2023
RPM Purchaser, Inc.	Term Loan B	9/11/2023	0.00023231	10/11/2023

As of September 30, 2023 and December 31, 2022, the Company had $6,221 and $0, respectively, in outstanding Repurchase Obligations with Macquarie, which are categorized as Level 2 within the fair value hierarchy.

8.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and to be treated as a RIC under the Code and has made such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of September 30, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2023	December 31, 2022
Cost of investments for federal income tax purposes	$163,171	$47,564
Unrealized appreciation	$1,084	$—
Unrealized depreciation	$(559)	$(1)
Net unrealized appreciation/(depreciation) on investments	$525	$(1)

The Company did not have any unrecognized tax benefits as of December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW STAR DIRECT LENDING LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

9.
Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2023 is presented below.

For the nine months ended September 30,
2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.88
Income from Investment Operations:
Net investment income	0.77
Net realized and unrealized gain	0.24
Total income from investment operations	1.01

Net Asset Value Per Unit (accrual base), End of Period	$100.89
Unitholder Total Return(2)(3)	7.63%
Unitholder IRR before incentive fee(4)	10.58%
Unitholder IRR(4)	8.96%
Ratios and Supplemental Data:
Members’ Capital, end of period	$117,352
Units outstanding, end of period	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(5)	4.67%
Ratio of net investment income to average net assets(5)	4.05%
Ratio of incentive fees to average net asset(5)	0.83%
Portfolio turnover rate(3)	19.03%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2023.
(2)
The Total Return for the nine months ended September 30, 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 10.58% through September 30, 2023. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 8.96% through September 30, 2023.The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
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
•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry;
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

We are an externally managed, closed-end, non-diversified management investment company. On September 1, 2022, we filed an election to be regulated as a BDC under the 1940 Act. We also elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and made such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of September 30, 2023, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the Private Credit Group of the Adviser has not involved the use of payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of September 30, 2023, we have incurred $0.1 million in organizational costs since inception, of which $0.0 was expensed during nine months ended September 30, 2023. Since inception, we have incurred $4.5 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Investment Activity

As of September 30, 2023, our portfolio consisted of 17 debt investments and no equity investments. Based on fair values as of September 30, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured term and revolving loans.

As of December 31, 2022, our portfolio consisted of 1 debt investments and no equity investments. Based on fair values as of December 31, 2022, our portfolio was 100.0% invested in debt investments which were all senior secured term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2023:

Industry	Percent of Total Investments
Food Products	21%
Containers & Packaging	18%
Commercial Services & Supplies	14%
Professional Services	9%
Marine Transportation	9%
Construction & Engineering	8%
Hotels, Restaurants & Leisure	6%
Machinery	6%
Ground Transportation	5%
Transportation Infrastructure	4%
Total	100%

Results of Operations

Our operating results for the three and nine months ended September 30, 2023 and for the period from July 21, 2022 (Inception) to September 30, 2022 were as follows (dollar amounts in thousands):

	For the three months ended September 30,	For the nine months ended September 30,	For the period from July 21, 2022 (Inception) to September 30,
	2023	2023	2022
Total investment income	$3,730	$6,235	$—
Total expenses	1,921	3,336	219
Net investment income (loss)	1,809	2,899	(219)
Net realized gain on investments	90	93	—
Net change in unrealized appreciation/(depreciation) on investments	191	526	—
Net realized gain on short-term investments	127	270	—
Net increase (decrease) in Members’ Capital from operations	$2,217	$3,788	$(219)

Total investment income

Total investment income for the three and nine months ended September 30, 2023 was $3.7 million and $6.2 million, respectively, and was attributable to our portfolio of debt investments which are comprised of 17 investments.

Total investment income for the period from July 21, 2022 (Inception) to September 30, 2022 was $0 as we did not yet commence investment activity during the period.

Net investment income (loss)

Net investment income (loss) for the three and nine months ended September 30, 2023 was $1.8 million and $2.9 million, respectively. The net investment income for the three and nine months ended September 30, 2023 is primarily attributable to our commencement of investment activity during the fourth quarter of 2022 and our portfolio of 17 debt investments.

We incurred a net investment loss of $0.2 million for the period from July 21, 2022 (Inception) to September 30, 2022 due to our incurrence of the expenses described below, despite not commencing our investment activity.

Expenses

Expenses for the three and nine months ended September 30, 2023 and for the period from July 21, 2022 (Inception) to September 30, 2022 were as follows (dollar amounts in thousands):

	For the three months ended September 30,	For the nine months ended September 30,	For the period from July 21, 2022 (Inception) to September 30,
	2023	2023	2022
Expenses
Interest expense on repurchase transactions	$838	$1,359	$—
Incentive fees	592	592	—
Management fees	333	587	—
Administrative fees	123	362	—
Directors' fees	80	225	62
Professional fees	64	196	15
Insurance expense	(125)	(22)	—
Organizational costs	1	1	133
Other expenses	15	36	9
Total expenses	$1,921	$3,336	$219

Our total operating expenses for the three and nine months ended September 30, 2023 were $1.9 million and $3.3 million, respectively. Our operating expenses include management fees attributed to the Adviser of $0.3 million and $0.6 million, respectively, and incentive fees attributed to the Adviser of $0.6 million during both periods as the Adviser became eligible to earn incentive fees during the three months ended September 30, 2023 once we surpassed the 8% hurdle rate. Our expenses also include interest expense incurred on repurchase transactions of $0.8 million and $1.4 million, respectively, for the three and nine months ended September 30, 2023. Additionally, our total operating expenses for the three and nine months ended September 30, 2023 included $0.1 million in insurance expense reversals to adjust preliminary estimates recorded during the year ended December 31, 2022 and the six months ended June 30, 2023. The preliminary estimates for directors' & officers' insurance expense were higher than actual amounts, which we received during the three months ended September 30, 2023. The adjustments were not material to our financial statements for the year ended December 31, 2022 or six months ended June 30, 2023.

Our total operating expenses were $0.2 million for the period from July 21, 2022 (Inception) to September 30, 2022. Our operating expenses include organizational costs of $0.1 million.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three and nine months ended September 30, 2023 was $0.2 million $0.5 million, respectively. Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the period from July 21, 2022 (Inception) to September 30, 2022 was $0 due to not commencing investing activity during the period. Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Baxters North America, Inc.	Term Loan	(274)
Mark Andy, Inc.	Term Loan	(85)
CSAT Holdings LLC	Term Loan	61	*
Jones Industrial Holdings, Inc.	Term Loan	131	*
Hoffmaster Group, Inc.	Term Loan	154
Alorica Inc.	Term Loan	165
All others	Various	39
Net change in unrealized appreciation/(depreciation)		$191

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended September 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Baxters North America, Inc.	Term Loan	$(228)
Mark Andy, Inc.	Term Loan	(87)
Alorica Inc.	Term Loan	89
Sunland Asphalt & Construction, LLC	Term Loan B	90
CSAT Holdings LLC	Term Loan	102	*
Florida Marine Transporters, LLC	Term Loan B	130
Jones Industrial Holdings, Inc.	Term Loan	131	*
Del Real, LLC	Term Loan	176	*
Hoffmaster Group, Inc.	Term Loan	208
All others	Various	(85)
Net change in unrealized appreciation/(depreciation)		$526

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

Net realized gain on non-controlled/non-affiliated investments

We recognized $0.1 million in realized gains on non-controlled/non-affiliated investments during the three and nine months ended September 30, 2023. We did not have any net realized gains on non-controlled/non-affiliated investments for the period from July 21, 2022 (Inception) to September 30, 2022 as our investing activity did not commence until the fourth quarter of 2022. Our net realized gain on investments for the three months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Jones Industrial Holdings, Inc.	Term Loan	$32
Signature Brands, LLC	Term Loan	18
CSAT Holdings LLC	Term Loan	16
The HC Companies, Inc.	Term Loan	15
All others	Various	9
Net realized gain		$90

Our net realized gain on investments for the nine months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Jones Industrial Holdings, Inc.	Term Loan	$32
Signature Brands, LLC	Term Loan	18
CSAT Holdings LLC	Term Loan	16
The HC Companies, Inc.	Term Loan	15
All others	Various	12
Net realized gain		$93

Net realized gain on short-term investments

During the three and nine months ended September 30, 2023 we recognized $0.1 million and $0.3 million, respectively, in realized gains from our short-term investments in government treasuries.

We did not have any net realized gains on short-term investments for the period from July 21, 2022 (Inception) to September 30, 2022 as investing activity did not commence until the fourth quarter of 2022.

Net Increase (Decrease) in Members' Capital from Operations

Our increase (decrease) in Members' Capital from Operations during the three and nine months ended September 30, 2023 was $2.2 million and $3.8 million, respectively and is entirely attributable to our net investment income and net realized gain on investments, net realized gain on short-term investments, and net change in unrealized appreciation/(depreciation) for the three and nine months ended September 30, 2023 as described above.

Our net increase (decrease) in Members' Capital from Operations of ($0.2) million for the period from July 21, 2022 (Inception) to September 30, 2022 is entirely attributable to our net investment loss during the period.

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

As of September 30, 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	September 30, 2023	December 31, 2022
Commitments	$375,319	$375,319
Undrawn commitments	$261,319	$352,319
Percentage of commitments funded	30.4%	6.1%
Units	3,753,190	3,753,190

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

During the nine months ended September 30, 2023, we entered into Barclays Transactions on January 1, 2023, April 3, 2023 and June 30, 2023 which settled on January 25, 2023, April 25, 2023, and July 5, 2023, respectively. Interest expense incurred on the Barclays Transactions was $0.2 million and $0.4 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, we had no outstanding Repurchase Obligations with Barclays.

The Macquarie Transactions entered into by us during the nine months ended September 30, 2023 are listed below, along with the respective investments which collateralize each Repurchase Obligation. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

Interest expense associated with our Macquarie Transactions was $0.7 million and $0.9 million, respectively, for the three and nine months ended September 30, 2023, and is reported on our Statements of Operations within Interest expense on repurchase transactions.

Issuer	Investment	Agreement Date	Interest Rate	Settlement Date
Florida Marine Transporters, LLC	Term Loan B	3/16/2023	0.00021626	3/29/2023
Del Real, LLC	Term Loan	3/28/2023	0.00022052	4/20/2023
Baxters North America, Inc.	Term Loan	5/17/2023	0.00023097	6/28/2023
Five Star Buyer, Inc.	Term Loan	5/11/2023	0.00022815	6/28/2023
Propulsion Acquisition, LLC	Term Loan	5/22/2023	0.00022955	6/28/2023
Mark Andy, Inc.	Term Loan	6/16/2023	0.00023023	8/15/2023
Mark Andy, Inc.	Term Loan	8/15/2023	0.00023185	9/15/2023
Sunland Asphalt & Construction, LLC	Term Loan B	6/16/2023	0.00023023	8/15/2023
Sunland Asphalt & Construction, LLC	Term Loan B	8/15/2023	0.00023185	9/15/2023
CSAT Holdings LLC	Term Loan	6/30/2023	0.00023089	8/29/2023
CSAT Holdings LLC	Term Loan	8/29/2023	0.00023243	9/15/2023
CG Buyer, LLC	Term Loan	7/19/2023	0.00023378	9/15/2023
Jones Industrial Holdings, Inc.	Term Loan	7/31/2023	0.00023548	9/15/2023
The HC Companies, Inc.	Term Loan	8/1/2023	0.00023548	9/15/2023
RPM Purchaser, Inc.	Term Loan B	9/11/2023	0.00023617	9/27/2023
RPM Purchaser, Inc.	Term Loan B	9/11/2023	0.00023231	10/11/2023

As of September 30, 2023 and December 31, 2022, we had $6.2 million and $0, respectively, in outstanding Repurchase Obligations with Macquarie , which are categorized as Level 2 within the fair value hierarchy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2023, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of September 30, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2023 statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$3,474
Up 200 basis points	2,316
Up 100 basis points	1,158
Down 100 basis points	(1,158)
Down 200 basis points	(2,316)
Down 300 basis points	(3,474)

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

TCW STAR DIRECT LENDING LLC
Date: November 8, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 8, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer