Form 10-K
period 2023-12-31
TCW Star Direct Lending LLC
filed 2024-03-27
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 814-01566

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

As of December 31, 2023, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 27, 2024 was 3,753,190.

Documents Incorporated by Reference

TCW Star Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2023, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

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
•
the adequacy of our working capital, including our ability to generate sufficient cash to pay our operating expenses;
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

ii

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward- looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward- looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act an investment company.

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

We are an externally managed, closed-end, non-diversified management investment company. On September 1, 2022, we filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). On October 16 2023, we filed an election to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies.

We are managed by the TCW Private Credit Group (the “Private Credit Group”), a group of investment professionals that will use the same investment strategy employed by the Private Credit Group over the past 23 years.

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity- linked securities such as options and warrants. We may also consider making an equity investment, in combination with a debt investment. Our investments will mostly be made in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is expected to be between $3 million and $25 million. We estimate the general maturity and duration for our investments to be approximately five years. We currently expect to focus our investments in portfolio companies in a variety of industries. While we intend to focus on investments in middle market companies, we may invest in larger or smaller companies. See “Part 2 Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

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

During the year-ended December 31, 2023, we formed two wholly-owned subsidiaries - TCW Star DLG-1 LLC and TCW Star DLG-2 LLC each a Delaware limited liability company and each designed to be signatories on debt investments of ours.

The Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment advisory and management agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $210 billion of assets as of December 31, 2023. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including TCW Direct Lending LLC, TCW Direct Lending VII LLC, and TCW Direct Lending VIII LLC (together with their five predecessor funds, the “Direct Lending Funds”).

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

The Private Credit Group

The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Group is launching the Company as its ninth Direct Lending Fund. The Private Credit Group is led by Richard Miller and currently includes a group of 26 investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

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

We employ the investment approach and strategy the Private Credit Group developed and implemented over the past 23 years of investing in the middle markets. The approach focuses on the fundamental objectives of preserving capital and generating attractive risk-adjusted returns.

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

Expenses

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations, including the allocable portion of the cost of our chief compliance officer, chief legal officer and chief financial officer and their respective staff; (j) transfer agent, and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

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

As of December 31, 2023, we have sold 3,753,190 Common Units for an aggregate offering price of $375.3 million.

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

Code of Ethics

We and the Adviser have adopted, a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.This information is available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the codes of ethics on the Adviser’s website at www.TCW.com or by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 515 South Flower Street, Los Angeles, California 90071.

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

We incur significant costs as a result of being registered under the Exchange Act. We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We have implemented and may continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and expect to incur significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company.

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

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments will generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. In recent years the U.S. Federal Reserve Board (the “Fed”) increased interest rates from historically low levels in an effort to cause inflation levels to align with the Fed's long-term inflation target, but those rates have appeared to stabilize somewhat more recently and might be lowered in the coming year. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

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

Under an applicable SEC rule, BDCs that use over a certain level of derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply, unless a BDC qualifies as a “limited derivatives user,” as defined under the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Cybersecurity Risks and Cyber Incidents. Our business depends on the communications and information systems of our Adviser and its affiliates, our portfolio companies and third-party service providers. These systems are subject to potential cybersecurity attacks and incidents, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. Cyber hacking could also cause significant disruption and harm to the companies in which we invest. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our unitholders.

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers. In addition, we and the Adviser currently or in the future are expected to routinely transmit and receive confidential and proprietary information by email and other electronic means. We and the Adviser may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.

In addition, we, the Adviser and many of our third-party service providers currently have work from home policies. Such a policy of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us or our Adviser will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on our business, results of operations and financial condition of us and of our portfolio companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our Board of Directors (the “Board”) is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Adviser’s cybersecurity risk management strategy focuses on several areas:

•
Identification and Reporting: The Adviser has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Adviser’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.
•
Technical Safeguards: The Adviser implements technical safeguards that are designed to protect the Adviser’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.
•
Incident Response and Recovery Planning: The Adviser has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Adviser’s response to a cybersecurity incident. The Adviser conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: The Adviser maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside consultants who advise on the Adviser’s cybersecurity systems.
•
Education and Awareness: The Adviser provides regular, mandatory training for all levels of personnel regarding cybersecurity threats as a means to equip the Adviser’s personnel with effective tools to address cybersecurity threats, and to communicate the Adviser’s evolving information security policies, standards, processes, and practices.

The Adviser conducts periodic assessment and testing of its policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This includes penetration testing of network infrastructure and phishing tests targeting the Adviser’s employees. The results of such assessments and reviews are evaluated by management and reported to the Board, and the Adviser adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board, in coordination with the Adviser, oversees the Company’s risk management program, including the management of cybersecurity threats. The Board receives regular updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company’. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

The Adviser has established an internal working group that includes relevant representation from senior management including the CCO, COO and CISO who work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through ongoing communication with these teams, the CISO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Board when appropriate.

The CISO has served in various roles in information technology and information security for many years and holds relevant professional certifications. The Adviser’s COO and CCO each hold educational and professional degrees in their respective fields, and each has numerous years of experience managing risk at the Company and at similar companies, including assessing cybersecurity threats.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

As of December 31, 2023, we have issued and sold 3,753,190 Units at an aggregate purchase price of $375.3 million to our investors. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

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

We are an externally managed, closed-end, non-diversified management investment company. On September 1, 2022, we filed an election to be regulated as a BDC under the 1940 Act. On October 16, 2023 we filed an election to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and have made such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of December 31, 2023, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

Our Commitment Period commenced on the Closing Date and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) December 21, 2026, four years from the date in which the Company first completed an investment. Our Commitment Period automatically extends for successive one-year periods beginning December 21, 2025, so that immediately following such extension, our Commitment Period will expire two years from the extension date. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

During the year-ended December 31, 2023, we formed two wholly-owned subsidiaries - TCW Star DLG-1 LLC and TCW Star DLG-2 LLC each a Delaware limited liability company and each designed to be signatories on debt investments of ours.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of payment-in-kind ("PIK") interest features, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

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

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities in connection with our operations, administration and transactions, including, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and issuance of interests in a Related Entity organized and managed by TCW as a feeder fund for the Company; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administration and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes or other governmental charges assessed against us; (n) independent directors' fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, "no-action" positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar "back office" financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with our termination, liquidation or dissolution or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of December 31, 2023, we have incurred $0.1 million in organizational costs, of which $0 was expensed during the year ended December 31, 2023. Since inception, we have incurred $5.2 thousand in offering costs, all of which were charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the available pricing inputs. On May 11, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with our valuation policy.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), generally includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Investment Activity

As of December 31, 2023, our portfolio consisted of 19 debt investments and no equity investments. Based on fair values as of December 31, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured term and revolving loans.

As of December 31, 2022, our portfolio consisted of one debt investment and no equity investments. Based on fair values as of December 31, 2022, our portfolio was 100.0% invested in debt investments which were all senior secured term loans.

The table below describes our debt investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2023:

Industry	Percent of Total Investments
Food Products	20%
Containers & Packaging	17%
Commercial Services & Supplies	13%
Professional Services	8%
Construction & Engineering	8%
Marine Transportation	8%
Machinery	6%
Ground Transportation	6%
Hotels, Restaurants & Leisure	5%
Specialty Retail	5%
Transportation Infrastructure	4%
Total	100%

Results of Operations

Our operating results for the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows (dollar amounts in thousands):

	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2023	2022
Total investment income	$10,707	$37
Total expenses	4,864	467
Net investment income (loss)	5,843	(430)
Net realized gain on investments	94	—
Net change in unrealized appreciation/(depreciation) on investments	722	(1)
Net realized gain on short-term investments	400	—
Net increase (decrease) in Members’ Capital from operations	$7,059	$(431)

Total investment income

Total investment income for the year ended December 31, 2023 was $10.7 million and was attributable to our portfolio of debt investments which are comprised of 19 investments.

Total investment income for the period from July 21, 2022 (Inception) to December 31, 2022 was $37.0 thousand and was entirely attributable to our commencement of investment operations during the period from July 21, 2022 (Inception) to December 31, 2022.

Net investment income (loss)

Net investment income for the year ended December 31, 2023 was $5.8 million. The net investment income for the year ended December 31, 2023 is primarily attributable to our commencement of investment activity during the fourth quarter of 2022 and our portfolio of 19 debt investments.

We incurred a net investment loss of $0.4 million for the period from July 21, 2022 (Inception) to December 31, 2022 due to our incurrence of the expenses described below, despite not commencing our investment activity until the last two weeks of the period.

Expenses

Expenses for the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows (dollar amounts in thousands):

	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31, 2022
	2023	2022
Expenses
Interest expense on repurchase transactions	$1,614	$—
Incentive fees	1,169	—
Management fees	956	4
Administrative fees	483	20
Professional fees	313	102
Directors’ fees	298	134
Organizational costs	—	147
Other expenses	31	60
Total expenses	4,864	467

Our total operating expenses for the year ended December 31, 2023 were $4.9 million. Our operating expenses include management fees attributed to the Adviser of $1.0 million and incentive fees attributed to the Adviser of $1.2 million as the Adviser became eligible to earn incentive fees during the year ended December 31, 2023 once we surpassed the 8% hurdle rate. Our expenses also include interest expense incurred on repurchase transactions of $1.6 million for the year ended December 31, 2023.

Our total operating expenses were $0.5 million for the period from July 21, 2022 (Inception) to December 31, 2022. Our operating expenses include organizational costs of $0.1 million.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 was $0.7 million and ($1.0) thousand. Our net change in unrealized appreciation/depreciation for the year ended December 31, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Del Real, LLC	Term Loan	$252	*
Jones Industrial Holdings, Inc.	Term Loan	249	*
Hoffmaster Group, Inc.	Term Loan	223
Sunland Asphalt & Construction, LLC	Term Loan B	151
Florida Marine Transporters, LLC	Term Loan B	144
CSAT Holdings LLC	Term Loan	127	*
RPM Purchaser, Inc.	Term Loan B	85	*
Alorica Inc.	Term Loan	(71)
Signature Brands, LLC	Term Loan	(96)	*
Baxters North America, Inc.	Term Loan	(248)
All others	Various	(94)
Net change in unrealized appreciation/depreciation		$722

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the year ended December 31, 2023 as realized gains/(losses) and/or accelerated original issue discount.

Our net change in unrealized appreciation/(depreciation) for the period from July 21, 2022 (Inception) to December 31, 2022 was entirely attributable to our investment in Alorica Inc.

Net realized gain on non-controlled/non-affiliated investments

We recognized $0.1 million in realized gains on non-controlled/non-affiliated investments during the year ended December 31, 2023. Our net realized gain on investments for the year ended December 31, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain
Jones Industrial Holdings, Inc.	Term Loan	$32
Signature Brands, LLC	Term Loan	18
CSAT Holdings LLC	Term Loan	16
The HC Companies, Inc.	Term Loan	15
All others	Various	13
Net realized gain		$94

We did not have any net realized gains on non-controlled/non-affiliated investments for the period from July 21, 2022 (Inception) to December 31, 2022 as we did not dispose of any investments during the period.

Net realized gain on short-term investments

During the year ended December 31, 2023 we recognized $0.4 million in realized gains from our short-term investments in government treasuries.

We did not have any net realized gains on short-term investments for the period from July 21, 2022 (Inception) to December 31, 2022 as we did not have any short-term investments during the period.

Net Increase (Decrease) in Members' Capital from Operations

Our Net increase in Members' Capital from Operations during the year ended December 31, 2023 was $7.1 million and is entirely attributable to our net investment income, net realized gain on investments, net realized gain on short-term investments, and net change in unrealized appreciation/(depreciation) for the year ended December 31, 2023 as described above.

Our Net decrease in Members' Capital from Operations for the period from July 21, 2022 (Inception) to December 31, 2022 of $0.4 million is entirely attributable to our net investment loss and net unrealized depreciation during the period.

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

As of December 31, 2023 and 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Commitments	$375,319	$375,319
Undrawn commitments	$246,319	$352,319
Percentage of commitments funded	34.4%	6.1%
Units	3,753,190	3,753,190

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

These Repurchase Transactions are accounted for as secured borrowings. Accordingly, the investments financed by these Repurchase Transactions remain on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Macquarie and Barclays (the “Repurchase Obligations”). The Repurchase Obligations are presented on our Consolidated Statements of Assets and Liabilities as Repurchase obligations. The Repurchase Obligations are secured by the respective investment or short-term investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligations is reported on our Consolidated Statements of Operations within Interest expense on repurchase transactions.

During the year ended December 31, 2023, we entered into Barclays Transactions. Interest expense incurred on the Barclays Transactions was $0.6 million during the year ended December 31, 2023. As of December 31, 2023 and December 31, 2022 we had no outstanding Repurchase Obligations with Barclays.

During the year ended December 31, 2023, we entered into Macquarie Transactions.

Interest expense associated with our Macquarie Transactions was $1.0 million for the year ended December 31, 2023, and is reported on our Consolidated Statements of Operations within Interest expense on repurchase transactions.

As of December 31, 2023 and December 31, 2022, we had no outstanding Repurchase Obligations with Macquarie.

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2023 and 2022 (dollar amounts in thousands):

		December 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CG Buyer, LLC	July 2025	$972	$29	$—	$—
CSAT Holdings LLC	June 2028	1,035	16	—	—
D&D Buyer, LLC	October 2025	1,486	30	—	—
D&D Buyer, LLC	October 2028	424	8	—	—
Del Real, LLC	March 2028	901	—	—	—
Five Star Buyer, Inc.	February 2028	910	34	—	—
Five Star Buyer, Inc.	May 2024	910	34	—	—
Hoffmaster Group, Inc.	February 2028	628	—	—	—
Jones Industrial Holdings, Inc.	February 2025	1,978	—	—	—
RPM Purchaser, Inc.	September 2025	1,751	28	—	—
Signature Brands, LLC	March 2025	964	31	—	—
Sunland Asphalt & Construction, LLC	December 2024	2,114	6	—	—
Total		$14,073	$215	$—	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after six months. As of December 31, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our December 31, 2023 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$3,653	$—	$3,653
Up 200 basis points	2,435	—	2,435
Up 100 basis points	1,218	—	1,218
Down 100 basis points	(1,218)	—	(1,218)
Down 200 basis points	(2,435)	—	(2,435)
Down 300 basis points	(3,653)	—	(3,653)

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

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

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW STAR DIRECT LENDING LLC

Date: March 27, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 27, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 27, 2024	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 27, 2024	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 27, 2024	By:	/s/ Sheila A. Finnerty
Sheila A. Finnerty
Director

Date: March 27, 2024	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 27, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Schedule of Investments as of December 31, 2023 and 2022	F-4
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	F-8
Consolidated Statements of Operations for the year ended December 31, 2023 and from July 21, 2022 (Inception) to December 31, 2022	F-9
Consolidated Statements of Changes in Members' Capital for the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022	F-10
Consolidated Statements of Cash Flows for the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022	F-11
Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Star Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Star Direct Lending LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in members’ capital, cash flows, and financial highlights for the year ended December 31, 2023 and for the period from July 21, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, the results of its operations, changes in members’ capital, cash flows and financial highlights for the year ended December 31, 2023 and for the period from July 21, 2022 (inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the loan agents and custodian. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt securities, which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $118,177,527 as of December 31, 2023.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and internal assumptions and the weighting of the available pricing inputs in determining the fair value of these investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•
We obtained an understanding of the techniques, valuation models, internal assumptions, and weighting for the unobservable inputs used to derive the pricing information as part of the procedures to test the fair value estimates.
•
We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.
•
We utilized fair value specialists to assist in validating the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and to test the valuation by developing an independent expectation. We also assessed the reasonableness of the internal assumptions used in the valuation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

Los Angeles, California

March 27, 2024

We have served as the Company’s auditor since 2022.

TCW Star Direct Lending LLC

Consolidated Schedule of Investments

As of December 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 13.11% (SOFR + 7.50%, 2.00% Floor)	6.3%	$7,839,556	06/30/28	$7,594,859	$7,721,962
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 13.96% (SOFR + 8.50%, 2.00% Floor)	6.4%	7,812,578	07/31/28	7,571,129	7,820,391
				12.7%			15,165,988	15,542,353
Construction & Engineering
	Propulsion Acquisition, LLC	05/22/23	Term Loan - 12.10% (SOFR + 6.50%, 1.50% Floor)	3.5%	4,269,651	07/31/26	4,235,157	4,265,381
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 12.96% inc PIK (SOFR + 7.50%, 1.75% Floor, 0.50% PIK)	4.1%	5,010,465	06/16/28	4,844,692	4,995,434
				7.6%			9,079,849	9,260,815
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.61% (SOFR + 7.25%, 2.00% Floor)	7.8%	9,680,963	08/01/28	9,459,207	9,506,706
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 12.84% (SOFR + 7.50%, 2.00% Floor)	5.5%	6,531,605	02/24/28	6,472,280	6,694,896
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 13.78% (SOFR + 8.25%, 1.00% Floor)	2.9%	3,604,746	06/30/27	3,540,640	3,539,861
				16.2%			19,472,127	19,741,463
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 14.63% inc PIK (SOFR + 9.25%, 1.75% Floor, 2.00% PIK)	7.0%	9,010,904	05/31/28	8,798,913	8,551,348
	Del Real, LLC	03/28/23	Term Loan - 13.25% inc PIK (SOFR + 7.75%, 2.00% Floor, 1.00% PIK)	6.1%	7,436,417	03/28/28	7,221,402	7,473,600
	Signature Brands, LLC	05/05/23	Term Loan - 14.14% inc PIK (SOFR + 8.50%, 1.75% Floor, 1.25% PIK)	6.6%	8,347,825	05/04/28	8,176,625	8,080,695
				19.7%			24,196,940	24,105,643
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 11.90% (SOFR + 6.25%, 2.00% Floor)	5.1%	6,406,004	09/11/28	6,218,088	6,303,508
				5.1%			6,218,088	6,303,508
Hotels, Restaurants & Leisure
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.46% (SOFR + 7.00%, 1.50% Floor)	4.9%	6,273,066	02/23/28	6,057,797	6,040,962
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.46% (SOFR + 7.00%, 1.50% Floor)	0.2%	213,054	02/23/28	213,054	205,171
				5.1%			6,270,851	6,246,133
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.25% (SOFR + 7.75%, 1.50% Floor)	5.6%	6,936,317	06/16/28	6,781,797	6,811,463
				5.6%			6,781,797	6,811,463

TCW Star Direct Lending LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 13.47% (SOFR + 8.00%, 2.00% Floor)	7.5%	$9,232,860	03/17/28	$9,014,571	$9,158,997
				7.5%			9,014,571	9,158,997
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 12.23% (SOFR + 6.88%, 1.50% Floor)	8.1%	10,098,739	12/21/27	9,978,450	9,906,863
				8.1%			9,978,450	9,906,863
Specialty Retail
	D&D Buyer, LLC	10/04/23	Revolver - 12.45% (SOFR + 7.00%, 2.00% Floor)	0.2%	212,240	10/04/28	212,240	207,996
	D&D Buyer, LLC	10/04/23	Term Loan - 12.45% (SOFR + 7.00%, 2.00% Floor)	4.8%	5,942,731	10/04/28	5,754,985	5,823,876
				5.0%			5,967,225	6,031,872
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Term Loan - 11.86% (SOFR + 6.50%, 1.50% Floor)	4.2%	5,225,173	07/19/28	5,095,416	5,068,417
				4.2%			5,095,416	5,068,417

	Total Debt Investments(2)			96.8%			117,241,302	118,177,527
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.30%			3.8%	4,675,555		4,675,555	4,675,555
	Total Cash Equivalents			3.8%	4,675,555		4,675,555	4,675,555
	Short-term Investments
	U.S. Treasury Bill, Yield 5.26%			28.2%	35,000,000		34,437,589	34,437,589
	Total Short-term Investments			28.2%	35,000,000		34,437,589	34,437,589
	Total Investments (128.8%)						$156,354,446	$157,290,671
	Net unrealized depreciation on unfunded commitments (-0.2%)							(215,440)
	Liabilities in Excess of Other Assets (28.6%)							$(34,945,502)
	Net Assets (100.0%)							$122,129,729

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
The fair value of each debt investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

TCW Star Direct Lending LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $119,348,936 and $12,806,098, respectively, for the period ended December 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Schedule of Investments

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

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2023

	As of December 31,	As of December 31,
	2023	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $117,241 and $10,151, respectively)	$118,178	$10,150
Cash and cash equivalents	5,490	12,880
Short-term investments	34,438	24,563
Interest receivable	602	7
Prepaid and other assets	25	—
Total Assets	$158,733	$47,600
Liabilities
Payable for short-term investments purchased	$34,438	$24,563
Incentive fee payable	1,169	—
Management fee payable	369	4
Unrealized depreciation on unfunded commitments	215	—
Other liabilities payable to related party	10	41
Organizational costs payable to related party	—	147
Directors' fees payable to related party	—	134
Offerings costs payable to related party	—	5
Other accrued expenses and other liabilities	402	142
Total Liabilities	36,603	25,036
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(246,319)	(352,319)
Common Unitholders’ return of capital	(5,997)	—
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	122,711	22,708
Accumulated overdistributed earnings	(581)	(144)
Total Members’ Capital	122,130	22,564
Total Liabilities and Members’ Capital	$158,733	$47,600
Net Asset Value Per Unit (accrual base)	$98.17	$99.88

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2023

	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$10,498	$37
Interest income paid-in-kind	196	—
Other fee income	13	—
Total investment income	10,707	37
Expenses
Interest expense on repurchase transactions	1,614	—
Incentive fees (Note 4)	1,169	—
Management fees (Note 4)	956	4
Administrative fees	483	20
Professional fees	313	102
Directors’ fees	298	134
Organizational costs	—	147
Other expenses	31	60
Total expenses	4,864	467
Net investment income (loss)	5,843	(430)
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	94	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	722	(1)
Net realized gain on short-term investments	400	—
Net realized and unrealized gain (loss) on investments	1,216	(1)
Net increase (decrease) in Members’ Capital from operations	$7,059	$(431)
Basic and diluted:
Income (loss) per unit	$1.88	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Statements of Changes in Members' Capital

(Dollar amounts in thousands, except unit data)

December 31, 2023

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at July 21, 2022 (Inception)	$1	$—	$1
Net Decrease in Members’ Capital Resulting from Operations:
Net investment loss	—	(430)	(430)
Net change in unrealized appreciation/(depreciation) on investments	—	(1)	(1)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	22,999	—	22,999
Offering costs	(5)	—	(5)
Total Increase (Decrease) in Members’ Capital from July 21, 2022 (Inception) to December 31, 2022	22,994	(431)	22,563
Tax reclassification of Members' Capital	(287)	287	—
Members’ Capital at December 31, 2022	22,708	(144)	22,564
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	5,843	5,843
Net realized gain on investments	—	494	494
Net change in unrealized appreciation/(depreciation) on investments	—	722	722
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	106,000	—	106,000
Distributions to members from:
Distributable earnings	—	(7,496)	(7,496)
Return of capital	(5,997)	—	(5,997)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2023	100,003	(437)	99,566
Members’ Capital at December 31, 2023	$122,711	$(581)	$122,130

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2023

	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$7,059	$(431)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(119,153)	(10,150)
Purchases of short-term investments	(34,438)	—
Interest income paid in-kind	(196)	—
Proceeds from sales of short-term investments	24,563	—
Proceeds from sales and paydowns of investments	12,806	—
Realized gain on investments	(94)	—
Change in net unrealized (appreciation)/depreciation on investments	(722)	1
Amortization of premium and accretion of discount, net	(454)	(1)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(595)	(7)
(Increase) decrease in prepaid and other assets	(25)	—
Increase (decrease) in payable for short-term investments purchased	9,875	—
Increase (decrease) in incentive fees payable	1,169	—
Increase (decrease) in management fees payable	365	4
Increase (decrease) in organizational costs payable to Adviser	(147)	147
Increase (decrease) in directors' fees payable to Adviser	(134)	134
Increase (decrease) in other liabilities payable to Adviser	(31)	41
Increase (decrease) in offerings costs payable to Adviser	(5)	5
Increase (decrease) in other accrued expenses and other liabilities	260	142
Net cash used in operating activities	(99,897)	(10,115)
Cash Flows from Financing Activities
Contributions from Members	106,000	22,999
Distributions to Members	(13,493)	—
Proceeds from repurchase obligation	86,131	—
Repayment of repurchase obligation	(86,131)	—
Offering costs	—	(5)
Net cash provided by financing activities	92,507	22,994
Net (decrease) increase in cash and cash equivalents	(7,390)	12,879
Cash and cash equivalents, beginning of period	12,880	1
Cash and cash equivalents, end of period	$5,490	$12,880
Supplemental and non-cash financing activities
Interest expense paid	$1,034	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

The Company commenced operations during the third quarter of fiscal year 2022 and commenced investment activity during the last two weeks of December 2022.

During the year-ended December 31, 2023, the Company formed two wholly-owned subsidiaries - TCW Star DLG-1 LLC and TCW Star DLG-2 LLC each a Delaware limited liability company and each designed to be signatories on debt investments of the Company.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Commitment Period: The Commitment Period commenced on the Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser, and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) December 21, 2026, four years from the date in which the Company first completes an investment. The Commitment Period automatically extends for successive one-year periods beginning December 21, 2025, so that immediately following such extension, the Commitment Period will expire two years from the extension date. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e., more than 85%) of their business time to the investment activities of the Company and the Related Entities; or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability (the occurrence of such an event, a “Key Person Departure”); provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

Capital Commitments: As of December 31, 2023, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$246,319	34.4%	3,753,190

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

The Recallable Amount as of December 31, 2023 was $5,997.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

2.
Significant Accounting Policies

Basis of Presentation: The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”).

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material.

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $147 in organizational costs, of which $0 was expensed during the year ended December 31, 2023. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: Cash equivalents are comprised of cash in a money market account. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Repurchase Obligations: Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC 860, Transfers and Servicing. The investment subject to the repurchase agreement remains on the Company's Consolidated Statements of Assets and Liabilities and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company's Consolidated Statements of Operations within Interest expense on repurchase transactions.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

Recent Accounting Pronouncements: In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. On January 1, 2024, the Company adopted ASU 2022-03 and the adoption did not have a material impact on the consolidated financial statements.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the available pricing inputs.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

Equity, (Level 3), may include common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$118,178	$118,178
Short- term investments	34,438	—	—	34,438
Cash equivalents	4,676	—	—	4,676
Total	$39,114	$—	$118,178	$157,292

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$10,150	$10,150
Short- term investments	24,563	—	—	24,563
Cash equivalents	12,851	—	—	12,851
Total	$37,414	$—	$10,150	$47,564

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022:

	Debt	Equity	Total
Balance, January 1, 2023	$10,150	$—	$10,150
Purchases	119,349	—	119,349
Sales and paydowns of investments	(12,806)	—	(12,806)
Amortization of premium and accretion of discount, net	454	—	454
Net realized gains	94	—	94
Net change in unrealized appreciation/(depreciation)	937	—	937
Balance, December 31, 2023	$118,178	$—	$118,178
Change in net unrealized appreciation/depreciation in investments held as of December 31, 2023	$937	$—	$937

	Debt	Equity	Total
Balance, July 21, 2022 (Inception)	$—	$—	$—
Purchases	10,150	—	10,150
Amortization of premium and accretion of discount, net	1	—	1
Net change in unrealized appreciation/(depreciation)	(1)	—	(1)
Balance, December 31, 2022	$10,150	$—	$10,150
Change in net unrealized appreciation/depreciation in investments held as of December 31, 2022	$(1)	$—	$(1)

The Company did not have any transfers between levels during the year ended December 31, 2023 and the period from July 21, 2022 (Inception) to December 31, 2022.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$118,178	Income Method	Discount Rate	10.3% to 16.3%	12.7%	Decrease

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

4.
Agreements and Related Party Transactions (Continued)

For the year ended December 31, 2023, Management Fees incurred were $956 of which $369 remained payable as of December 31, 2023. For the period from July 21, 2022 (Inception) to December 31, 2022, Management Fees incurred were $4 of which $4 remained payable as of December 31, 2022.

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

For the year ended December 31, 2023, Incentive Fees incurred were $1,169 and $1,169 remained payable as of December 31, 2023.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

4.
Agreements and Related Party Transactions (Continued)

Expenses: The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below, and which shall be borne by the Adviser), in connection with the Company’s organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the Company’s financial and legal affairs, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s consolidated financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Company’s LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CG Buyer, LLC	July 2025	$972	$29	$—	$—
CSAT Holdings LLC	June 2028	1,035	16	—	—
D&D Buyer, LLC	October 2025	1,486	30	—	—
D&D Buyer, LLC	October 2028	424	8	—	—
Del Real, LLC	March 2028	901	—	—	—
Five Star Buyer, Inc.	February 2028	910	34	—	—
Five Star Buyer, Inc.	May 2024	910	34	—	—
Hoffmaster Group, Inc.	February 2028	628	—	—	—
Jones Industrial Holdings, Inc.	February 2025	1,978	—	—	—
RPM Purchaser, Inc.	September 2025	1,751	28	—	—
Signature Brands, LLC	March 2025	964	31	—	—
Sunland Asphalt & Construction, LLC	December 2024	2,114	6	—	—
Total		$14,073	$215	$—	$—

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, the Company is not aware of any pending or threatened litigation.

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

6.
Members' Capital

The Company’s Unit activity for the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022, was as follows:

	Year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2023	2022
Units at beginning of period	3,753,190	—
Units issued and committed during the period	—	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190

No deemed distributions and contributions were processed during the year ended December 31, 2023 and the period from July 21, 2022 (Inception) to December 31, 2022.

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

In accordance with ASC 860, Transfers and Servicing, these Repurchase Transactions meet the criteria for secured borrowings. Accordingly, the investments financed by these Repurchase Transactions remain on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie and Barclays (the “Repurchase Obligations”). Outstanding Repurchase Obligations are presented on the Company's Consolidated Statements of Assets and Liabilities as Repurchase obligations. Repurchase Obligations are secured by the respective investment or short-term investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligations is reported on the Company’s Consolidated Statements of Operations within Interest expense on repurchase transactions.

During the year ended December 31, 2023, the Company entered into Barclays Transactions. Interest expense incurred on the Barclays Transactions was $580 during the year ended December 31, 2023. As of December 31, 2023 and December 31, 2022 the Company had no outstanding Repurchase Obligations with Barclays.

During the year ended December 31, 2023, the Company entered into Macquarie Transactions.

Interest expense associated with the Company's Macquarie Transactions was $1,034 for the year ended December 31, 2023 and is reported on the Company’s Consolidated Statements of Operations within Interest expense on repurchase transactions.

As of December 31, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations with Macquarie.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

8.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and to be treated as a RIC under the Code and has made such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of December 31, 2023 and 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of December 31,
	2023	2022
Cost of investments for federal income tax purposes	$156,354	$47,564
Unrealized appreciation	$1,408	$—
Unrealized depreciation	$(472)	$(1)
Net unrealized appreciation (depreciation) on investments	$936	$(1)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2023 and 2022. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

	As of December 31,
	2023	2022
Common Unitholders tax reclassification	$—	$(287)
Undistributed net investment (loss) income	$—	$287
Accumulated net realized gain (loss)	$—	$—

The tax character of shareholder distributions attributable to the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows:

	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2023	2022
Ordinary income	$7,496	$—
Return of capital	$5,997	$—

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

8.
Income Taxes (Continued)

The tax components of distributable earnings on a tax basis for the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows:

	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2023	2022
Net tax appreciation (depreciation)	$721	$(1)
Capital loss carryover	$—	$—
Other cumulative effect of timing differences	$(1,303)	$(143)

As of December 31, 2023, the Company had a short-term capital loss carryforward of $0.

The Company did not have any unrecognized tax benefits as of December 31, 2023 and 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

9.
Financial Highlights

Selected data for a unit outstanding throughout the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 is presented below.

	For the Year Ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.88	$100.00
Income from Investment Operations:
Net investment income (loss)	1.56	(0.12)
Net realized and unrealized gain	0.32	0.00
Total income (loss) from investment operations	1.88	(0.12)
Less Distributions:
From distributable earnings	(1.99)	—
From return of capital	(1.60)	—
Total distributions	(3.59)	—
Net Asset Value Per Unit (accrual base), End of Period	$98.17	$99.88
Unitholder Total Return(2)	10.53%	(19.20)%
Unitholder IRR before incentive fees(3)	11.73%	(37.26)%
Unitholder IRR after all fees and expenses(3)	9.95%	(37.26)%
Ratios and Supplemental Data
Members’ Capital, end of period	$122,130	$22,564
Units outstanding, end of period	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(4)	6.95%	22.32%
Ratio of net investment income to average net assets(4)	8.35%	20.55%
Ratio of incentive fees to average net assets(4)	1.67%	—%
Portfolio turnover rate	17.86%	—%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of December 31, 2023 and 2022.
(2)
The Total Return for the year ended December 31, 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before Advisor incentive fees is 11.73% for the year ended December 31, 2023. The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, and Adviser incentive fees is is 9.95% for the year ended December 31, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(4)
Amounts for the period from July 21, 2022 (Inception) to December 31, 2022 are annualized except for organizational costs.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

10.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 2, 2024, the Company entered into a Repurchase Transaction with Barclay's which settled on January 25, 2024 in the amount of $34,431.