Form 10-Q
period 2024-03-31
TCW Star Direct Lending LLC
filed 2024-05-09
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended March 31, 2024

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

As of March 31, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 9, 2024 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC(3)	03/28/24	Term Loan B - 11.81% (SOFR + 6.50%, 1.75% Floor)	4.8%	$6,187,389	03/28/29	$6,000,357	$6,037,866
				4.8%			6,000,357	6,037,866
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 13.07% (SOFR + 7.50%, 2.00% Floor)	6.2%	7,809,935	06/30/28	7,579,673	7,684,976
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 13.93% (SOFR + 8.50%, 2.00% Floor)	6.3%	7,763,132	07/31/28	7,536,261	7,879,579
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 13.92% (SOFR + 8.50%, 2.00% Floor)	1.5%	1,846,010	07/31/28	1,817,233	1,873,700
	Comprehensive Logistics Co., LLC(3)	03/26/24	Term Loan - 12.46% (SOFR + 7.00%, 2.00% Floor)	5.5%	6,958,070	03/26/26	6,802,618	6,818,908
				19.5%			23,735,785	24,257,163
Construction & Engineering
	Propulsion Acquisition, LLC	05/22/23	Term Loan - 12.06% (SOFR + 6.50%, 1.50% Floor)	3.4%	4,258,661	07/31/26	4,227,580	4,292,731
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.93% (SOFR + 6.50%, 1.75% Floor)	4.1%	5,018,231	06/16/28	4,861,724	5,083,468
				7.5%			9,089,304	9,376,199
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.58% (SOFR + 7.25%, 2.00% Floor)	7.3%	9,617,280	08/01/28	9,408,958	9,146,033
	Hoffmaster Group, Inc.(3)	02/24/23	Term Loan - 11.58% (SOFR + 6.25%, 2.00% Floor)	5.1%	6,481,872	02/24/28	6,426,535	6,378,162
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 11.58% (SOFR + 6.25%, 2.00% Floor)	0.6%	811,723	02/24/28	795,680	798,736
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 13.71% (SOFR + 8.25%, 1.00% Floor)	2.8%	3,508,643	06/30/27	3,450,696	3,434,961
				15.8%			20,081,869	19,757,892
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 14.58% inc PIK (SOFR + 9.25%, 1.75% Floor, 2.00% PIK)	6.9%	9,035,069	05/31/28	8,835,541	8,601,386
	Del Real, LLC	03/28/23	Revolver - 12.66% (SOFR + 7.25%, 2.00% Floor)	0.3%	337,727	03/28/28	337,727	337,727
	Del Real, LLC	03/28/23	Term Loan - 13.16% inc PIK (SOFR + 7.75%, 2.00% Floor, 1.00% PIK)	6.1%	7,436,434	03/28/28	7,234,564	7,547,980
	Signature Brands, LLC	05/05/23	Term Loan - 15.10% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	6.3%	8,385,326	05/04/28	8,223,955	7,823,509
				19.6%			24,631,787	24,310,602
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 11.86% (SOFR + 6.25%, 2.00% Floor)	5.1%	6,389,948	09/11/28	6,212,450	6,421,898
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 11.82% (SOFR + 6.25%, 2.00% Floor)	0.7%	904,926	09/11/28	904,926	904,926
				5.8%			7,117,376	7,326,824
Hotels, Restaurants & Leisure
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.49% (SOFR + 7.00%, 1.50% Floor)	4.8%	6,225,301	02/23/28	6,024,512	6,044,767
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.49% (SOFR + 7.00%, 1.50% Floor)	0.2%	213,054	02/23/28	213,054	206,876
				5.0%			6,237,566	6,251,643
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.21% (SOFR + 7.75%, 1.50% Floor)	5.1%	6,918,889	06/16/28	6,773,373	6,316,946
				5.1%			6,773,373	6,316,946

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 13.44% (SOFR + 8.00%, 2.00% Floor)	6.4%	$8,027,556	03/17/28	$7,849,001	$8,043,611
				6.4%			7,849,001	8,043,611
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 12.21% (SOFR + 6.88%, 1.50% Floor)	7.6%	9,637,011	12/21/27	9,529,426	9,473,182
				7.6%			9,529,426	9,473,182
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 12.41% (SOFR + 7.00%, 2.00% Floor)	4.7%	5,927,874	10/04/28	5,750,403	5,892,307
				4.7%			5,750,403	5,892,307
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Term Loan - 11.83% (SOFR + 6.50%, 1.50% Floor)	4.2%	5,251,430	07/19/28	5,128,782	5,193,664
				4.2%			5,128,782	5,193,664

	Total Debt Investments(2)			106.0%			131,925,029	132,237,899
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.24%			3.8%	4,734,964		4,734,964	4,734,964
	Total Cash Equivalents			3.8%	4,734,964		4,734,964	4,734,964
	Short-term Investments
	U.S. Treasury Bill, Yield 5.24%			23.7%	30,000,000		29,576,775	29,576,775
	Total Short-term Investments			23.7%	30,000,000		29,576,775	29,576,775
	Total Investments (133.5%)						$166,236,768	$166,549,638
	Net unrealized depreciation on unfunded commitments (-0.2%)							(253,141)
	Liabilities in Excess of Other Assets (-33.3%)							$(41,563,460)
	Net Assets (100.0%)							$124,733,037

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $16,919,865 and $2,443,354, respectively, for the period ended March 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2024

	As of March 31,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $131,925 and $117,241, respectively)	$132,238	$118,178
Cash and cash equivalents	6,134	5,490
Short-term investments	29,577	34,438
Interest income receivable	605	602
Receivable for investments sold	52	—
Prepaid expenses	13	25
Total Assets	$168,619	$158,733
Liabilities
Payable for short-term investments purchased	$29,577	$34,438
Repurchase obligations	11,026	—
Incentive fee payable	1,628	1,169
Management fee payable	751	369
Unrealized depreciation on unfunded commitments	253	215
Other liabilities payable to related party	—	10
Other accrued expenses and other liabilities	651	402
Total Liabilities	43,886	36,603
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(246,319)	(246,319)
Common Unitholders’ return of capital	(5,997)	(5,997)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	122,711	122,711
Accumulated undistributed (overdistributed) earnings	2,022	(581)
Total Members’ Capital	124,733	122,130
Total Liabilities and Members’ Capital	$168,619	$158,733
Net Asset Value Per Unit (accrual base) (Note 9)	$98.86	$98.17

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	For the three months ended March 31,
	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$4,306	$572
Interest income paid-in-kind	110	—
Total investment income	4,416	572
Expenses
Incentive fees	460	—
Management fees	382	66
Interest expense on repurchase transactions	136	104
Administrative fees	120	120
Professional fees	118	66
Directors' fees	62	62
Insurance expense	13	52
Other expenses	—	9
Total expenses	1,291	479
Net investment income	3,125	93
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	26	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(660)	(34)
Net realized gain on short-term investments	112	47
Net realized and unrealized (loss) gain on investments	(522)	13
Net increase in Members’ Capital from operations	$2,603	$106
Basic and diluted:
Income per unit	$0.69	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2023	$22,708	$(144)	$22,564
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	93	93
Net realized gain on investments	—	47	47
Net change in unrealized appreciation/(depreciation) on investments	—	(34)	(34)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	25,000	—	25,000
Total Increase in Members’ Capital for the three months ended March 31, 2023	25,000	106	25,106
Members’ Capital at March 31, 2023	$47,708	$(38)	$47,670

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2024	$122,711	$(581)	$122,130
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	3,125	3,125
Net realized gain on investments	—	138	138
Net change in unrealized appreciation/(depreciation) on investments	—	(660)	(660)
Total Increase in Members’ Capital for the three months ended March 31, 2024	—	2,603	2,603
Members’ Capital at March 31, 2024	$122,711	$2,022	$124,733

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$2,603	$106
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(16,810)	(26,410)
Purchases of short-term investments	(29,577)	(69,076)
Interest income paid in-kind	(110)	—
Proceeds from sales of short-term investments	34,438	24,563
Proceeds from sales and paydowns of investments	2,443	52
Realized gain on investments	(26)	—
Change in net unrealized (appreciation)/depreciation on investments	660	34
Amortization of premium and accretion of discount, net	(179)	(13)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(3)	(144)
(Increase) decrease in receivable for investments sold	(52)	—
(Increase) decrease in prepaid expenses	12	—
Increase (decrease) in payable for short-term investments purchased	(4,861)	44,513
Increase (decrease) in incentive fees payable	459	—
Increase (decrease) in management fees payable	382	66
Increase (decrease) in other liabilities payable to related party	(10)	55
Increase (decrease) in other accrued expenses and other liabilities	249	159
Net cash used in operating activities	(10,382)	(26,095)
Cash Flows from Financing Activities
Contribution from Members	—	25,000
Proceeds from repurchase obligation	11,026	13,861
Repayment of repurchase obligation	—	(10,943)
Net cash provided by financing activities	11,026	27,918
Net increase in cash and cash equivalents	644	1,823
Cash and cash equivalents, beginning of period	5,490	12,880
Cash and cash equivalents, end of period	$6,134	$14,703
Supplemental and non-cash financing activities
Interest expense paid	$121	$35

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

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

On September 1, 2022, the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also filed an election to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) and has made such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, the Company is required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

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

March 31, 2024

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

Capital Commitments: As of March 31, 2024, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2024 was $5,997.

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

March 31, 2024

2.
Significant Accounting Policies (Continued)

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $148 in organizational costs, of which $0 was expensed during the three months ended March 31, 2024. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: Cash equivalents are comprised of cash in a money market account. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

2.
Significant Accounting Policies (Continued)

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2024, short-term investments are comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$132,238	$132,238
Short- term investments	29,577	—	—	29,577
Cash equivalents	4,735	—	—	4,735
Total	$34,312	$—	$132,238	$166,550

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$118,178	$118,178
Short- term investments	34,438	—	—	34,438
Cash equivalents	4,676	—	—	4,676
Total	$39,114	$—	$118,178	$157,292

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2024:

	Debt	Equity	Total
Balance, January 1, 2024	$118,178	$—	$118,178
Purchases, including payments received in-kind	16,920	—	16,920
Sales and paydowns of investments	(2,443)	—	(2,443)
Amortization of premium and accretion of discount, net	179	—	179
Net realized gains	26	—	26
Net change in unrealized appreciation/(depreciation)	(622)	—	(622)
Balance, March 31, 2024	$132,238	$—	$132,238
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2024	$(622)	$—	$(622)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2023:

	Debt	Equity	Total
Balance, January 1, 2023	$10,150	$—	$10,150
Purchases, including payments received in-kind	26,410	—	26,410
Sales and paydowns of investments	(52)	—	(52)
Amortization of premium and accretion of discount, net	13	—	13
Net change in unrealized appreciation/(depreciation)	(14)	—	(14)
Balance, March 31, 2023	$36,507	$—	$36,507
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2023	$57	$—	$57

The Company did not have any transfers between levels during the three months ended March 31, 2024 and 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$119,381	Income Method	Discount Rate	10.7% to 17.5%	13.0%	Decrease
Debt	$12,857	Market Method	Indicative Bid	96.0% to 100.0%	N/A	Increase

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

* Weighted based on fair value

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

4.
Agreements and Related Party Transactions (Continued)

For the three months ended March 31, 2024, Management Fees incurred were $382 and $751 remained payable as of March 31, 2024.

For the three months ended March 31, 2023, Management Fees incurred were $66 and $66 remained payable as of March 31, 2023.

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

For the three months ended March 31, 2024, Incentive Fees incurred were $460 and $1,628 remained payable as of March 31, 2024.

For the three months ended March 31, 2023, Incentive Fees incurred were $0 and $0 remained payable as of March 31, 2023.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

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

March 31, 2024

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

March 31, 2024

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CG Buyer, LLC	July 2025	$972	$11	$972	$29
Comprehensive Logistics Co.	March 2026	879	18	—	—
CSAT Holdings LLC	June 2028	1,035	17	1,035	16
D&D Buyer, LLC	October 2025	1,486	9	1,486	30
D&D Buyer, LLC	October 2028	637	4	424	8
Del Real, LLC	March 2028	563	—	901	—
Fenix Intermediate, LLC	June 2024	428	10	—	—
Fenix Intermediate, LLC	March 2026	2,393	58	—	—
Five Star Buyer, Inc.	February 2028	910	26	910	34
Five Star Buyer, Inc.	May 2024	910	26	910	34
Hoffmaster Group, Inc.	February 2028	628	10	628	—
Jones Industrial Holdings, Inc.	February 2025	—	—	1,978	—
RPM Purchaser, Inc.	September 2025	847	—	1,751	28
Signature Brands, LLC	March 2025	964	64	964	31
Signature Brands, LLC	June 2024	482	—	—	—
Sunland Asphalt & Construction, LLC	December 2024	2,114	—	2,114	6
Total		$15,248	$253	$14,073	$215

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, the Company is not aware of any pending or threatened litigation.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

6.
Members' Capital

The Company’s Unit activity for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2024
Units at beginning of period	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three months ended March 31, 2024 and 2023.

7.
Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 60-days from the date it was sold (each, a “Macquarie Transaction”).

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

During the three months ended March 31, 2024, the Company entered into a Barclays Transaction on January 2, 2024 which settled on January 25, 2024. During the three months ended March 31, 2023, the Company entered into a Barclays Transaction on January 3, 2023 which settled on January 25, 2023.

Interest expense incurred on the Barclays Transactions was $121 and $66 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Barclays.

During the three months ended March 31, 2024 and 2023, the Company entered into Macquarie Transactions which resulted in interest expense of $15 and $38 for the three months ended March 31, 2024 and 2023, respectively, and is reported on the Company’s Consolidated Statements of Operations within Interest expense on repurchase transactions. The weighted average annual interest rate on Macquarie Transactions for the three months ended March 31, 2024 and 2023 was 8.34% and 7.82%, respectively.

The Macquarie Transactions entered into by the Company during the three months ended March 31, 2024 are listed below, along with the respective investments which collateralize each Repurchase Obligation. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

Issuer	Investment	Agreement Date	Interest Rate	Settlement Date
Hoffmaster Group, Inc.	Term Loan	3/15/2024	0.00023228	4/30/2024
Comprehensive Logistics Co., LLC	Term Loan	3/26/2024	0.00023102	N/A
Fenix Intermediate, LLC	Term Loan	3/28/2024	0.00023205	N/A

As of March 31, 2024 and December 31, 2023, the Company had $11,026 and $0, respectively, in outstanding Repurchase Obligations with Macquarie, which are categorized as Level 2 within the fair value hierarchy.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

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

As of March 31, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2024	December 31, 2023
Cost of investments for federal income tax purposes	$166,237	$156,354
Unrealized appreciation	$1,793	$1,408
Unrealized depreciation	$(1,480)	$(472)
Net unrealized appreciation on investments	$313	$936

The Company did not have any unrecognized tax benefits as of December 31, 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

9.
Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2024 and 2023 is presented below.

	For the three months ended March 31,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$98.17	$99.88
Income from Investment Operations:
Net investment income	0.83	0.02
Net realized and unrealized (loss) gain	(0.14)	0.01
Total income from investment operations	0.69	0.03

Net Asset Value Per Unit (accrual base), End of Period	$98.86	$99.91
Unitholder Total Return(2)(3)	2.04%	39.57%
Unitholder IRR before incentive fee(4)	11.32%	(4.76)%
Unitholder IRR(4)	9.61%	(4.76)%
Ratios and Supplemental Data:
Members’ Capital, end of period	$124,733	$47,670
Units outstanding, end of period	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(5)	4.20%	0.52%
Ratio of net investment income to average net assets(5)	10.17%	0.10%
Ratio of incentive fees to average net asset(5)	1.50%	0.00%
Portfolio turnover rate(3)	2.00%	0.28%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2024 and 2023.
(2)
The Total Return for the three months ended March 31, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 11.32% through March 31, 2024. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 9.61% through March 31, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

10.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

On April 1, 2024, the Company entered into a Repurchase Transaction with Barclay's which settled on April 25, 2024 in the amount of $29,588.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Star Direct Lending LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Star Direct Lending LLC.

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
•
the adequacy of our working capital and our ability to generate sufficient cash to pay our operating expenses;
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
•
the effect of legal, tax and regulatory changes; and

•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 27, 2024.

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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of March 31, 2024, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of March 31, 2024, we have incurred $0.1 million in organizational costs since inception, of which $0 was expensed during three months ended March 31, 2024. Since inception, we have incurred $5.0 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Investment Activity

As of March 31, 2024, our portfolio consisted of 24 debt investments and no equity investments. Based on fair values as of March 31, 2024, our portfolio was 100.0% invested in debt investments which were all senior secured term and revolving loans.

As of December 31, 2023, our portfolio consisted of 19 debt investments and no equity investments. Based on fair values as of December 31, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2024:

Industry	Percent of Total Investments
Food Products	18%
Commercial Services & Supplies	18%
Containers & Packaging	15%
Professional Services	7%
Construction & Engineering	7%
Marine Transportation	6%
Ground Transportation	6%
Hotels, Restaurants & Leisure	5%
Machinery	5%
Automobile Components	5%
Transportation Infrastructure	4%
Specialty Retail	4%
Total	100%

Results of Operations

Our operating results for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2024	2023
Total investment income	$4,416	$572
Total expenses	1,291	479
Net investment income	3,125	93
Net realized gain on investments	26	—
Net change in unrealized appreciation/(depreciation) on investments	(660)	(34)
Net realized gain on short-term investments	112	47
Net increase in Members’ Capital from operations	$2,603	$106

Total investment income

Total investment income for the three months ended March 31, 2024 and 2023 was $4.4 million and $0.6 million, respectively. Total investment income for the three months ended March 31, 2024 and 2023 included interest income (including interest income paid-in-kind) of $4.4 million and $0.6 million, respectively.

Net investment income

Net investment income for the three months ended March 31, 2024 and 2023 was $3.1 million and $0.1 million, respectively. The increase in net income is primarily attributable to our increase in debt investments which increased from six debt investments as of March 31, 2023 to 24 as of March 31, 2024.

Expenses

Expenses for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2024	2023
Expenses
Incentive fees	$460	$—
Management fees	382	66
Interest expense on repurchase transactions	136	104
Administrative fees	120	120
Professional fees	118	66
Directors' fees	62	62
Insurance expense	13	52
Other expenses	—	9
Total expenses	$1,291	$479

Our total operating expenses for the three months ended March 31, 2024 and 2023 were $1.3 million and $0.5 million, respectively. Our operating expenses for the three months ended March 31, 2024 and 2023 include management fees attributed to the Adviser of $0.4 million and $0.1 million, respectively, and incentive fees attributed to the Adviser of $0.5 million and $0.0, respectively. Our expenses for the three months ended March 31, 2024 and 2023 also include interest expense incurred on repurchase transactions of $0.1 million and $0.1 million, respectively. The total increase in our expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to an increase in incentive fees as the Adviser was eligible to earn incentive fees during the three months ended March 31, 2024 but was not eligible to earn incentive fees during the three months ended March 31, 2023 as we did not yet surpass the 8% hurdle rate. Management fees also increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to increases in the investment cost basis for which management fees are based.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended March 31, 2024 and 2023 was ($0.7) million and ($34.0) thousand, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mark Andy, Inc.	Term Loan	$(486)
The HC Companies, Inc.	Term Loan	(310)
Signature Brands, LLC	Term Loan	(305)
Hoffmaster Group, Inc.	Term Loan	(271)
Sunland Asphalt & Construction, LLC	Term Loan B	71
D&D Buyer, LLC	Term Loan	73
CG Buyer, LLC	Term Loan	92
Jones Industrial Holdings, Inc.	Term Loan	94
RPM Purchaser, Inc.	Term Loan B	124
All others	Various	258
Net change in unrealized appreciation/(depreciation)		$(660)

Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Alorica Inc.	Term Loan	$(38)
Del Real, LLC	Revolver	(28)
Hoffmaster Group, Inc.	Term Loan	(15)
Hoffmaster Group, Inc.	Revolver	(8)
Florida Marine Transporters, LLC	Term Loan B	(3)
Del Real, LLC	Term Loan	58
Net change in unrealized appreciation/(depreciation)		$(34)

Net realized gain on non-controlled/non-affiliated investments

We recognized $26.0 thousand in realized gains on non-controlled/non-affiliated investments during the three months ended March 31, 2024. Our realized gain during the three months ended March 31, 2024 was entirely due to the partial disposition of our Florida Marine Transporters, LLC term loan. We did not have any net realized gains on non-controlled/non-affiliated investments for the three months ended March 31, 2023 as none of our investments were disposed of during the period.

Net realized gain on short-term investments

During the three months ended March 31, 2024 and 2023 we recognized $0.1 million and $47.0 thousand, respectively, in realized gains from our short-term investments in government treasuries.

Net Increase in Members' Capital from Operations

Our increase in Members' Capital from Operations during the three months ended March 31, 2024 and 2023 was $2.6 million and $0.1 million, respectively.

The change in net increase in Members’ Capital from operations during the three months ended March 31, 2024 compared to the net increase in Members' Capital during the three months ended March 31, 2023 was primarily due the increase in net investment income discussed above, partially offset by net realized and unrealized losses of $0.5 million during the three months ended March 31, 2024 compared to net realized and unrealized gains of $13 thousand during the three months ended March 31, 2023.

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

As of March 31, 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	March 31, 2024	December 31, 2023
Commitments	$375,319	$375,319
Undrawn commitments	$246,319	$246,319
Percentage of commitments funded	34.4%	34.4%
Units	3,753,190	3,753,190

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

During the three months ended March 31, 2024, we entered into a Barclays Transaction on January 2, 2024 which settled on January 25, 2024. During the three months ended March 31, 2023, we entered into a Barclays Transaction on January 3, 2023 which settled on January 25, 2023.

Interest expense incurred on the Barclays Transactions was $0.1 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Barclays.

During the three months ended March 31, 2024 and 2023, we entered into Macquarie Transactions which resulted in interest expense of $15.0 thousand and $38.0 thousand for the three months ended March 31, 2024 and 2023, respectively, and is reported on our Consolidated Statements of Operations within Interest expense on repurchase transactions. The weighted average annual interest rate on Macquarie Transactions for the three months ended March 31, 2024 and 2023 was 8.34% and 7.82%, respectively.

As of March 31, 2024 and December 31, 2023, we had $11.0 million and $0, respectively, in outstanding Repurchase Obligations with Macquarie , which are categorized as Level 2 within the fair value hierarchy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of March 31, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$4,105
Up 200 basis points	2,737
Up 100 basis points	1,368
Down 100 basis points	(1,368)
Down 200 basis points	(2,737)
Down 300 basis points	(4,105)

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

TCW STAR DIRECT LENDING LLC
Date: May 9, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 9, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer