Form 10-Q
period 2024-06-30
TCW Star Direct Lending LLC
filed 2024-08-12
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended June 30, 2024

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

As of June 30, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2024 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 11.84% (SOFR + 6.50%, 1.75% Floor)	4.0%	$6,171,921	03/28/29	$5,994,674	$6,029,967
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 11.84% (SOFR + 6.50%, 1.75% Floor)	0.2%	370,130	03/28/29	370,130	361,617
				4.2%			6,364,804	6,391,584
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 13.85% (SOFR + 8.25%, 2.00% Floor)	5.1%	7,696,061	06/30/28	7,482,469	7,611,404
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 13.94% (SOFR + 8.50%, 2.00% Floor)	5.2%	7,713,685	07/31/28	7,501,226	7,806,249
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 13.94% (SOFR + 8.50%, 2.00% Floor)	1.2%	1,833,648	07/31/28	1,806,709	1,855,652
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 12.44% (SOFR + 7.00%, 2.00% Floor)	4.5%	6,914,582	03/26/26	6,779,519	6,803,949
				16.0%			23,569,923	24,077,254
Construction & Engineering
	Propulsion Acquisition, LLC	05/22/23	Term Loan - 12.08% (SOFR + 6.50%, 1.50% Floor)	2.9%	4,247,671	07/31/26	4,219,985	4,307,139
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.94% (SOFR + 6.50%, 1.75% Floor)	3.4%	5,018,231	06/16/28	4,870,990	5,088,486
				6.3%			9,090,975	9,395,625
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.84% (SOFR + 7.50%, 2.00% Floor)	6.2%	9,574,157	08/01/28	9,378,691	9,277,358
	The HC Companies, Inc.(3)	05/21/24	Incremental Term Loan - 12.84% (SOFR + 7.50%, 2.00% Floor)	1.1%	1,634,926	08/01/28	1,595,146	1,584,243
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 11.58% (SOFR + 6.25%, 2.00% Floor)	4.2%	6,432,139	02/24/28	6,380,736	6,361,386
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 11.58% (SOFR + 6.25%, 2.00% Floor)	0.5%	811,723	02/24/28	796,706	802,794
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 13.73% (SOFR + 8.25%, 1.00% Floor)	2.1%	3,252,101	06/30/27	3,202,516	3,161,042
				14.1%			21,353,795	21,186,823
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 11.93% (SOFR + 6.50%, 4.00% Floor)	3.7%	5,762,929	02/28/29	5,532,275	5,566,989
				3.7%			5,532,275	5,566,989
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Revolver - 14.10% (SOFR + 8.50%, 2.00% Floor)	0.1%	151,347	04/04/29	151,347	151,347
	HydroSource Logistics, LLC	04/05/24	Term Loan - 14.10% (SOFR + 8.50%, 2.00% Floor)	3.6%	5,448,481	04/04/29	5,287,356	5,448,481
				3.7%			5,438,703	5,599,828
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 14.59% inc PIK (SOFR + 9.25%, 1.75% Floor, 2.00% PIK)	5.2%	7,930,908	05/31/28	7,767,121	7,804,014
	Del Real, LLC	03/28/23	Term Loan - 13.18% inc PIK (SOFR + 7.75%, 2.00% Floor, 1.00% PIK)	5.1%	7,436,863	03/28/28	7,248,073	7,585,600
	Great Kitchens Food Company, Inc.(3)	05/31/24	Term Loan - 11.34% (SOFR + 6.00%, 1.25% Floor)	6.0%	9,196,689	05/31/29	8,986,140	9,012,756
	Great Kitchens Food Company, Inc.	05/31/24	Revolver - 11.34% (SOFR + 6.00%, 1.25% Floor)	0.1%	121,009	05/31/29	121,009	118,589
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 12.10% (SOFR + 6.50%, 1.75% Floor)	0.3%	481,928	05/04/28	481,928	481,928
	Signature Brands, LLC	05/05/23	Term Loan - 15.11% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	5.1%	8,449,613	05/04/28	8,298,072	7,630,001
				21.8%			32,902,343	32,632,888

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 11.71% (SOFR + 6.25%, 2.00% Floor)	4.3%	$6,373,893	09/11/28	$6,206,762	$6,412,137
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 11.71% (SOFR + 6.25%, 2.00% Floor)	0.6%	902,664	09/11/28	902,664	902,664
				4.9%			7,109,426	7,314,801
Hotels, Restaurants & Leisure
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.50% (SOFR + 7.00%, 1.50% Floor)	4.0%	6,177,537	02/23/28	5,991,030	5,973,678
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.50% (SOFR + 7.00%, 1.50% Floor)	0.1%	213,054	02/23/28	213,054	206,023
				4.1%			6,204,084	6,179,701
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.23% (SOFR + 7.75%, 1.50% Floor)	4.2%	6,901,461	06/16/28	6,764,905	6,287,231
				4.2%			6,764,905	6,287,231
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 12.96% (SOFR + 7.50%, 2.00% Floor)	5.0%	7,329,321	03/17/28	7,176,556	7,563,860
				5.0%			7,176,556	7,563,860
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 12.22% (SOFR + 6.88%, 1.50% Floor)	6.3%	9,585,487	12/21/27	9,485,643	9,422,534
				6.3%			9,485,643	9,422,534
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 12.18% (SOFR + 6.75%, 2.00% Floor)	3.9%	5,913,017	10/04/28	5,745,772	5,913,017
				3.9%			5,745,772	5,913,017
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Term Loan - 12.34% (SOFR + 7.00%, 1.50% Floor)	3.5%	5,251,430	07/19/28	5,135,891	5,214,670
				3.5%			5,135,891	5,214,670

	Total Debt Investments(2)			101.8%			151,875,095	152,746,805
	EQUITY
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Warrant, expires 4/4/34	0.1%	73		—	215,199
				0.1%			—	215,199
	Total Equity Investments			0.1%			—	215,199
	Total Debt & Equity Investments			101.9%			151,875,095	152,962,004
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.24%			6.0%	9,073,724		9,073,724	9,073,724
	Total Cash Equivalents			6.0%	9,073,724		9,073,724	9,073,724
	Total Investments (108.0%)						$160,948,819	$162,035,728
	Net unrealized depreciation on unfunded commitments (-0.2%)							(266,506)
	Liabilities in Excess of Other Assets (-7.8%)							$(11,723,808)
	Net Assets (100.0%)							$150,045,414

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

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2024

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment in Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $40,315,912 and $6,159,222, respectively, for the six months ended June 30, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $119,348,936 and $12,806,098, respectively, for the year ended December 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2024

	As of June 30,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $151,875 and $117,241, respectively)	$152,962	$118,178
Cash and cash equivalents	9,562	5,490
Short-term investments	—	34,438
Interest income receivable	795	602
Receivable for investments sold	104	—
Prepaid expenses	—	25
Total Assets	$163,423	$158,733
Liabilities
Repurchase obligations	$9,763	$—
Incentive fee payable	2,389	1,169
Management fee payable	466	369
Unrealized depreciation on unfunded commitments	267	215
Payable for short-term investments purchased	—	34,438
Other liabilities payable to related party	—	10
Other accrued expenses and other liabilities	493	402
Total Liabilities	13,378	36,603
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(225,319)	(246,319)
Common Unitholders’ return of capital	(5,997)	(5,997)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	143,711	122,711
Accumulated undistributed (overdistributed) earnings	6,334	(581)
Total Members’ Capital	150,045	122,130
Total Liabilities and Members’ Capital	$163,423	$158,733
Net Asset Value Per Unit (accrual base) (Note 9)(1)	$100.01	$98.17

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$5,079	$1,895	$9,385	$2,467
Interest income paid-in-kind	306	38	416	38
Other fee income	24	—	24	—
Total investment income	5,409	1,933	9,825	2,505
Expenses
Incentive fees	760	—	1,220	—
Management fees	466	188	848	254
Interest expense on repurchase transactions	422	417	558	521
Administrative fees	121	119	241	239
Professional fees	82	66	200	132
Directors' fees	71	83	133	145
Insurance expense	12	51	25	103
Other expenses	14	12	14	21
Total expenses	1,948	936	3,239	1,415
Net investment income	3,461	997	6,586	1,090
Net realized and unrealized gain on investments
Net realized gain:
Non-controlled/non-affiliated investments	—	3	26	3
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	759	369	99	335
Net realized gain on short-term investments	92	96	204	143
Net realized and unrealized gain on investments	851	468	329	481
Net increase in Members’ Capital from operations	$4,312	$1,465	$6,915	$1,571
Basic and diluted:
Income per unit	$1.15	$0.39	$1.84	$0.42
Units oustanding	3,753,190	3,753,190	3,753,190	3,753,190

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2023	$22,708	$(144)	$22,564
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	93	93
Net realized gain on investments	—	47	47
Net change in unrealized appreciation/(depreciation) on investments	—	(34)	(34)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	25,000	—	25,000
Total Increase in Members’ Capital for the three months ended March 31, 2023	25,000	106	25,106
Members’ Capital at March 31, 2023	47,708	(38)	47,670
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	997	997
Net realized gain on investments	—	99	99
Net change in unrealized appreciation/(depreciation) on investments	—	369	369
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	19,000	—	19,000
Total Increase in Members’ Capital for the three months ended June 30, 2023	19,000	1,465	20,465
Members’ Capital at June 30, 2023	$66,708	$1,427	$68,135

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2024	$122,711	$(581)	$122,130
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	3,125	3,125
Net realized gain on investments	—	138	138
Net change in unrealized appreciation/(depreciation) on investments	—	(660)	(660)
Total Increase in Members’ Capital for the three months ended March 31, 2024	—	2,603	2,603
Members’ Capital at March 31, 2024	122,711	2,022	124,733
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	3,461	3,461
Net realized gain on investments	—	92	92
Net change in unrealized appreciation/(depreciation) on investments	—	759	759
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	21,000	—	21,000
Total Increase in Members’ Capital for the three months ended June 30, 2024	21,000	4,312	25,312
Members’ Capital at June 30, 2024	$143,711	$6,334	$150,045

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$6,915	$1,571
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(39,900)	(74,859)
Purchases of short-term investments	—	(58,927)
Interest income paid in-kind	(416)	(38)
Proceeds from sales of short-term investments (net of $204 and $143 realized gain on short term investments, respectively)	34,438	24,563
Proceeds from sales and paydowns of investments	6,159	2,959
Realized gain on investments	(26)	(3)
Change in net unrealized (appreciation)/depreciation on investments	(99)	(335)
Amortization of premium and accretion of discount, net	(450)	(97)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(193)	(243)
(Increase) decrease in receivable for investments sold	(104)	—
(Increase) decrease in prepaid expenses	25	—
Increase (decrease) in payable for short-term investments purchased	(34,438)	34,364
Increase (decrease) in incentive fee payable	1,220	—
Increase (decrease) in management fee payable	97	184
Increase (decrease) in other liabilities payable to related party	(10)	55
Increase (decrease) in other accrued expenses and other liabilities	91	306
Net cash used in operating activities	(26,691)	(70,500)
Cash Flows from Financing Activities
Contribution from Members	21,000	44,000
Proceeds from repurchase obligation	31,076	50,717
Repayment of repurchase obligation	(21,313)	(30,801)
Net cash provided by financing activities	30,763	63,916
Net increase (decrease) in cash and cash equivalents	4,072	(6,584)
Cash and cash equivalents, beginning of period	5,490	12,880
Cash and cash equivalents, end of period	$9,562	$6,296
Supplemental and non-cash financing activities
Interest expense paid	$486	$206

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

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

On September 1, 2022, the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also filed an election to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) and has made such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, the Company is required to meet the minimum distribution and other requirements for RIC qualification, and as a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

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

During the year-ended December 31, 2023, the Company formed three wholly-owned subsidiaries - TCW Star DLG-1 LLC, TCW Star DLG-2 LLC, and TCW Star DLG-3 LLC, each a Delaware limited liability company and each designed to be signatories on debt investments of the Company.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The term of the Company will continue until September 15, 2030 which is the eighth anniversary of the date of the Company’s amended and restated limited liability agreement (the “LLC Agreement”), unless extended or the Company is sooner dissolved as provided in the LLC Agreement or by operation of law. Thereafter, the Company may extend the term for successive one-year periods upon written notice to the holders of the Units (the “Unitholders”) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period.

Commitment Period: The Commitment Period commenced on the Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser, and will end four years from the later of (a) September 15, 2026, four years from the Closing Date and (b) four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e., more than 85%) of their business time to the investment activities of the Company and the Related Entities; or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability (the occurrence of such an event, a “Key Person Departure”); provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

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

In accordance with the Company’s LLC Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also affect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

Capital Commitments: As of June 30, 2024, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$225,319	40.0%	3,753,190

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

The Recallable Amount as of June 30, 2024 was $5,997.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

2.
Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission ("SEC") on March 27, 2024.

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

June 30, 2024

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $148 in organizational costs, of which $0 was expensed during the three and six months ended June 30, 2024. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: Cash equivalents are comprised of cash in a money market account. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2024, the Company does not have any short-term investments.

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

June 30, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$152,747	$152,747
Equity	—	—	215	215
Cash equivalents	9,074	—	—	9,074
Total	$9,074	$—	$152,962	$162,036

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$118,178	$118,178
Short-term investments	34,438	—	—	34,438
Cash equivalents	4,676	—	—	4,676
Total	$39,114	$—	$118,178	$157,292

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2024:

	Debt	Equity	Total
Balance, April 1, 2024	$132,238	$—	$132,238
Purchases, including payments received in-kind	23,396	—	23,396
Sales and paydowns of investments	(3,716)	—	(3,716)
Amortization of premium and accretion of discount, net	271	—	271
Net change in unrealized appreciation/(depreciation)	558	215	773
Balance, June 30, 2024	$152,747	$215	$152,962
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$558	$215	$773

	Debt	Equity	Total
Balance, January 1, 2024	$118,178	$—	$118,178
Purchases, including payments received in-kind	40,316	—	40,316
Sales and paydowns of investments	(6,159)	—	(6,159)
Amortization of premium and accretion of discount, net	450	—	450
Net realized gains	26	—	26
Net change in unrealized appreciation/(depreciation)	(64)	215	151
Balance, June 30, 2024	$152,747	$215	$152,962
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$(64)	$215	$151

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2023:

	Debt	Equity	Total
Balance, April 1, 2023	$36,507	$—	$36,507
Purchases, including payments received in-kind	48,487	—	48,487
Sales and paydowns of investments	(2,907)	—	(2,907)
Amortization of premium and accretion of discount, net	84	—	84
Net realized gains	3	—	3
Net change in unrealized appreciation/(depreciation)	517	—	517
Balance, June 30, 2023	$82,691	$—	$82,691
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2023	$446	$—	$446

	Debt	Equity	Total
Balance, January 1, 2023	$10,150	$—	$10,150
Purchases, including payments received in-kind	74,897	—	74,897
Sales and paydowns of investments	(2,959)	—	(2,959)
Amortization of premium and accretion of discount, net	97	—	97
Net realized gains	3	—	3
Net change in unrealized appreciation/(depreciation)	503	—	503
Balance, June 30, 2023	$82,691	$—	$82,691
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2023	$503	$—	$503

The Company did not have any transfers between levels during the three and six months ended June 30, 2024 and 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$135,276	Income Method	Discount Rate	8.4% to 19.3%	12.8%	Decrease
Debt	$5,600	Market Method	EBITDA Multiple	5.8x to 6.8x	N/A	Increase
Debt	$11,871	Income Method	Discount Rate	11.1% to 14.2%	13.1%	Decrease
		Income Method	Take Out Indication	101.5% to 103.4%	N/A	Decrease
Equity	$215	Market Method	EBITDA Multiple	5.8x to 6.8x	N/A	Increase

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

June 30, 2024

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

4.
Agreements and Related Party Transactions (Continued)

For the three and six months ended June 30, 2024, Management Fees incurred were $466 and $848, respectively, and $466 remained payable as of June 30, 2024.

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

For the three and six months ended June 30, 2024, Incentive Fees incurred were $760 and $1,220, respectively. The Company has not made any incentive fee payments to the Adviser, and as of June 30, 2024 and December 31, 2023, the Company's incentive fee payable to the Advisor was $2,389 and $1,169, respectively.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

4.
Agreements and Related Party Transactions (Continued)

No Incentive Fees were incurred for the three and six months ended June 30, 2023.

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

June 30, 2024

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

June 30, 2024

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CG Buyer, LLC	July 2025	$972	$7	$972	$29
Comprehensive Logistics Co.	March 2026	879	14	—	—
CSAT Holdings LLC	June 2028	1,035	11	1,035	16
D&D Buyer, LLC	October 2025	1,486	—	1,486	30
D&D Buyer, LLC	October 2028	637	—	424	8
Del Real, LLC	March 2028	901	—	901	—
Fenix Intermediate, LLC	March 2026	2,393	56	—	—
Five Star Buyer, Inc.	February 2028	910	30	910	34
Five Star Buyer, Inc.	May 2024	—	—	910	34
Great Kitchens Food Compay, Inc.	May 2029	1,392	28	—	—
Hoffmaster Group, Inc.	February 2028	628	7	628	—
HydroSource Logistics, LLC	April 2029	220	—	—	—
Jones Industrial Holdings, Inc.	February 2025	—	—	1,978	—
RPM Purchaser, Inc.	September 2025	847	—	1,751	28
Signature Brands, LLC	March 2025	964	93	964	31
Signature Brands, LLC	June 2024	—	—	—	—
Sunland Asphalt & Construction, LLC	December 2024	2,114	—	2,114	6
VoltaGrid, LLC	September 2025	578	21	—	—
Total		$15,956	$267	$14,073	$215

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, the Company is not aware of any pending or threatened litigation.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

6.
Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Units at beginning of period	3,753,190	3,753,190	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three and six months ended June 30, 2024 and 2023.

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

During the six months ended June 30, 2024, the Company entered into Barclays Transactions on January 2, 2024 and April 1, 2024 which settled on January 25, 2024 and April 25, 2024, respectively. During the six months ended June 30, 2023, the Company entered into Barclays Transactions on January 3, 2023 and April 3, 2023 which settled on January 25, 2023 and April 25, 2023, respectively.

Interest expense incurred on the Barclays Transactions was $107 and $208 during the three months ended June 30, 2024 and 2023, respectively. Interest expense incurred on the Barclays Transactions was $228 and $274 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Barclays.

During the six months ended June 30, 2024, the Company entered into Macquarie Transactions which resulted in interest expense of $315 and $330 for the three and six months ended June 30, 2024, respectively, and is reported on the Company’s Consolidated Statements of Operations within Interest expense on repurchase transactions. During the six months ended June 30, 2023, the Company entered into Macquarie Transactions which resulted in interest expense of $209 and $247 for the three and six months ended June 30, 2023, respectively, and is reported on the Company’s Consolidated Statements of Operations within Interest expense on repurchase transactions. The weighted average annual interest rate on Macquarie Transactions for the six months ended June 30, 2024 and 2023 was 8.36% and 8.07%, respectively.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

7.
Repurchase Obligations (Continued)

The Macquarie Transactions entered into by the Company during the six months ended June 30, 2024 and 2023 are listed below, along with the respective investments which collateralize each Repurchase Obligation. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the tables below, as stipulated in the respective repurchase agreements.

Macquarie Transactions during the six months ended June 30, 2024:

Issuer	Investment	Agreement Date	Principal	Interest Rate	Settlement Date
Hoffmaster Group, Inc.	Term Loan	3/15/2024	$811,723	0.00023228	4/30/2024
Comprehensive Logistics Co., LLC	Term Loan	3/26/2024	4,214,000	0.00023205	5/24/2024
Fenix Intermediate, LLC	Term Loan	3/28/2024	5,999,947	0.00023205	5/24/2024
HydroSource Logistics, LLC	Term Loan	4/5/2024	4,753,000	0.00023191	5/24/2024
VoltaGrid, LLC	Term Loan	4/9/2024	5,534,757	0.00023171	5/24/2024
The HC Companies, Inc.	Incremental Term Loan	5/22/2024	780,000	0.00023224	N/A
Great Kitchens Food Company, Inc.	Term Loan	5/31/2024	8,982,503	0.00023280	N/A

Macquarie Transactions during the six months ended June 30, 2023:

Issuer	Investment	Agreement Date	Principal	Interest Rate	Settlement Date
Florida Marine Transporters, LLC	Term Loan B	3/16/2023	$10,943,137	0.00021626	3/29/2023
Del Real, LLC	Term Loan	3/28/2023	2,917,500	0.00022052	4/20/2023
Baxters North America Holdings, Inc.	Term Loan	5/17/2023	7,878,754	0.00023097	6/28/2023
Five Star Buyer, Inc.	Term Loan	5/11/2023	4,801,786	0.00022815	6/28/2023
Propulsion Acquisition, LLC	Term Loan	5/22/2023	4,259,594	0.00022955	6/28/2023
Mark Andy, Inc.	Term Loan	6/16/2023	6,796,894	0.00023023	8/15/2023
Sunland Asphalt & Construction, LLC	Term Loan B	6/16/2023	4,820,146	0.00023023	8/15/2023
CSAT Holdings, LLC	Term Loan	6/30/2023	8,298,874	0.00023089	8/29/2023

As of June 30, 2024 and December 31, 2023, the Company had $9,763 and $0, respectively, in outstanding Repurchase Obligations with Macquarie, which are categorized as Level 2 within the fair value hierarchy.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

8.
Income Taxes (Continued)

As of June 30, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2024	December 31, 2023
Cost of investments for federal income tax purposes	$160,949	$156,354
Unrealized appreciation	$2,504	$1,408
Unrealized depreciation	$(1,417)	$(472)
Net unrealized appreciation on investments	$1,087	$936

The Company did not have any unrecognized tax benefits as of December 31, 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

9.
Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2024 and 2023 is presented below.

	For the six months ended June 30,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$98.17	$99.88
Income from Investment Operations:
Net investment income	1.75	0.29
Net realized and unrealized gain	0.09	0.13
Total income from investment operations	1.84	0.42

Net Asset Value Per Unit (accrual base), End of Period	$100.01	$100.30
Unitholder Total Return(2)(3)	5.43%	4.32%
Unitholder IRR before incentive fee(4)	12.41%	6.07%
Unitholder IRR(4)	10.56%	6.07%
Ratios and Supplemental Data:
Members’ Capital, end of period	$150,045	$68,135
Units outstanding, end of period	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	4.97%	1.76%
Ratio of net investment income to average net assets(5)	10.10%	1.35%
Ratio of incentive fees to average net asset(5)	1.87%	0.00%
Portfolio turnover rate(3)	4.61%	8.16%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2024 and 2023.
(2)
The Total Return for the six months ended June 30, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.41% through June 30, 2024. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses, and incentive fees is 10.56% through June 30, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

10.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On August 12, 2024, the Company's Board renewed the Advisory and Administrative Agreements for an additional one-year term through September 15, 2025.

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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of June 30, 2024, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

During the year-ended December 31, 2023, we formed three wholly-owned subsidiaries - TCW Star DLG-1 LLC, TCW Star DLG-2 LLC and TCW Star DLG-3 LLC each a Delaware limited liability company and each designed to be signatories on debt investments of ours.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of June 30, 2024, we have incurred $0.1 million in organizational costs since inception, of which $0 was expensed during six months ended June 30, 2024. Since inception, we have incurred $5.2 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Investment Activity

As of June 30, 2024, our portfolio consisted of 31 debt investments and one equity investment. Based on fair values as of June 30, 2024, our portfolio was 99.9% invested in debt investments which were all senior secured term and revolving loans and 0.1% invested in an equity investment which was a warrant.

As of December 31, 2023, our portfolio consisted of 19 debt investments and no equity investments. Based on fair values as of December 31, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured term and revolving loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2024:

Industry	Percent of Total Investments
Food Products	21%
Commercial Services & Supplies	16%
Containers & Packaging	14%
Professional Services	6%
Construction & Engineering	6%
Marine Transportation	5%
Ground Transportation	5%
Hotels, Restaurants & Leisure	4%
Machinery	4%
Specialty Retail	4%
Automobile Components	4%
Energy Equipment & Services	4%
Electrical Equipment	4%
Transportation Infrastructure	3%
Total	100%

Results of Operations

Our operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Total investment income	$5,409	$1,933	$9,825	$2,505
Total expenses	1,948	936	3,239	1,415
Net investment income	3,461	997	6,586	1,090
Net realized gain on investments	—	3	26	3
Net change in unrealized appreciation/(depreciation) on investments	759	369	99	335
Net realized gain on short-term investments	92	96	204	143
Net increase in Members’ Capital from operations	$4,312	$1,465	$6,915	$1,571

Total investment income

Total investment income for the three months ended June 30, 2024 and 2023 was $5.4 million and $1.9 million, respectively. Total investment income for the three months ended June 30, 2024 and 2023 included interest income (including interest income paid-in-kind) of $5.4 million and $1.9 million, respectively. Total investment income for the six months ended June 30, 2024 and 2023 was $9.8 million and $2.5 million, respectively. Total investment income for the six months ended June 30, 2024 and 2023 included interest income (including interest income paid-in-kind) of $9.8 million and $2.5 million, respectively. The increase in total investment income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is primarily attributable to our increase the par value of debt investments which increased from $84.3 million as of June 30, 2023 to $155.3 million as of June 30, 2024.

Net investment income

Net investment income for the three months ended June 30, 2024 and 2023 was $3.5 million and $1.0 million, respectively. Net investment income for the six months ended June 30, 2024 and 2023 was $6.6 million and $1.1 million, respectively. The increase in net income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is primarily attributable to the increase in total investment income as described above partially offset by an increase to expenses.

Expenses

Expenses for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Expenses
Incentive fees	$760	$—	$1,220	$—
Management fees	466	188	848	254
Interest expense on repurchase transactions	422	417	558	521
Administrative fees	121	119	241	239
Professional fees	82	66	200	132
Directors' fees	71	83	133	145
Insurance expense	12	51	25	103
Other expenses	14	12	14	21
Total expenses	$1,948	$936	$3,239	$1,415

Our total operating expenses for the three months ended June 30, 2024 and 2023 were $1.9 million and $0.9 million, respectively. Our operating expenses for the three months ended June 30, 2024 and 2023 include management fees attributed to the Adviser of $0.5 million and $0.2 million, respectively, as well as incentive fees of $0.8 million and $0, respectively. Our expenses for the three months ended June 30, 2024 and 2023 also include interest expense incurred on repurchase transactions of $0.4 million and $0.4 million, respectively.

Our total operating expenses for the six months ended June 30, 2024 and 2023 were $3.2 million and $1.4 million, respectively. Our operating expenses for the six months ended June 30, 2024 and 2023 include management fees attributed to the Adviser of $0.8 million and $0.3 million, respectively, as well as incentive fees of $1.2 million and $0, respectively. Our expenses for the six months ended June 30, 2024 and 2023 also include interest expense incurred on repurchase transactions of $0.6 million and $0.5 million, respectively.

The total increase in our expenses for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is primarily due to an increase in incentive fees as the Adviser was eligible to earn incentive fees during the three and six months ended June 30, 2024 but was not eligible to earn incentive fees during the three and six months ended June 30, 2023 as we did not yet surpass the 6.5% hurdle rate. Management fees also increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to increases in our investment cost basis for which management fees are based.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2024 and 2023 was $0.8 million and $0.4 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(267)
HydroSource Logistics, LLC	Term Loan	161
The HC Companies, Inc.	Term Loan	161
Florida Marine Transporters, LLC	Term Loan	193
HydroSource Logistics, LLC	Warrant, expires 4/4/34	215
Baxters North America, Inc.	Term Loan	271
All others	Various	25
Net change in unrealized appreciation/(depreciation)		$759

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

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2024 and 2023 was $0.1 million and $0.3 million, respectively. Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(572)
Mark Andy, Inc.	Term Loan	(507)
Hoffmaster Group, Inc.	Term Loan	(242)
The HC Companies, Inc.	Term Loan	(149)
CG Buyer, LLC	Term Loan	106
RPM Purchaser, Inc.	Term Loan B	120
HydroSource Logistics, LLC	Term Loan	161
HydroSource Logistics, LLC	Warrant, expires 4/4/34	215
Florida Marine Transporters, LLC	Term Loan B	243
Baxters North America, Inc.	Term Loan	284
All others	Various	440
Net change in unrealized appreciation/(depreciation)		$99

Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Alorica Inc.	Term Loan	$(76)
Hoffmaster Group, Inc.	Term Loan	54
Florida Marine Transporters, LLC	Term Loan B	87
Five Star Buyer, Inc.	Term Loan	92
Del Real, LLC	Term Loan	145
All others	Various	33
Net change in unrealized appreciation/(depreciation)		$335

Net realized gain on investments

During the three months ended June 30, 2024 and 2023 we recognized $0 and $3.0 thousand in realized gains on investments. During the six months ended June 30, 2024 and 2023 we recognized $26.0 thousand and $3.0 thousand in realized gains on investments. We did not recognize a realized gain on investments during the three months ended June 30, 2024 as no investments were disposed of during the period. Our realized gain during the six months ended June 30, 2024 was entirely due to the partial disposition of our Florida Marine Transporters, LLC term loan. Our net realized gain during the three and six months ended June 30, 2023 was entirely due to our partial disposition of our revolver and term loan with Del Real, LLC.

Net realized gain on short-term investments

During the three months ended June 30, 2024 and 2023 we recognized $0.1 million and $0.1 million, respectively, in realized gains from our short-term investments in government treasuries.

During the six months ended June 30, 2024 and 2023 we recognized $0.2 million and $0.1 million, respectively, in realized gains from our short-term investments in government treasuries.

Net Increase in Members' Capital from Operations

Our Net increase in Members' Capital from Operations during the three months ended June 30, 2024 and 2023 was $4.3 million and $1.5 million, respectively.

The change in Net increase in Members’ Capital from operations during the three months ended June 30, 2024 compared to the Net increase in Members' Capital during the three months ended June 30, 2023 was primarily due to the increase in net investment income discussed above, coupled with net realized and unrealized gains of $0.9 million during the three months ended June 30, 2024 compared to net realized and unrealized gains of $0.5 million during the three months ended June 30, 2023.

Our Net increase in Members' Capital from Operations during the six months ended June 30, 2024 and 2023 was $6.9 million and $1.6 million, respectively.

The change in Net increase in Members’ Capital from operations during the six months ended June 30, 2024 compared to the Net increase in Members' Capital during the six months ended June 30, 2023 was primarily due to the increase in net investment income discussed above, partially offset by net realized and unrealized gains of $0.3 million during the six months ended June 30, 2024 compared to net realized and unrealized gains of $0.5 million during the six months ended June 30, 2023.

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

As of June 30, 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	June 30, 2024	December 31, 2023
Commitments	$375,319	$375,319
Undrawn commitments	$225,319	$246,319
Percentage of commitments funded	40.0%	34.4%
Units	3,753,190	3,753,190

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

During the six months ended June 30, 2024, we entered into Barclays Transaction on January 2, 2024 and April 1, 2024 which settled on January 25, 2024 and April 25, 2024, respectively. During the six months ended June 30, 2023, we entered into Barclays Transactions on January 3, 2023 and April 3, 2023 which settled on January 25, 2023 and April 25, 2023, respectively.

Interest expense incurred on the Barclays Transactions was $0.1 million and $0.2 million during the three months ended June 30, 2024 and 2023, respectively. Interest expense incurred on the Barclays Transactions was $0.2 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Barclays.

During the six months ended June 30, 2024, we entered into Macquarie Transactions which resulted in interest expense of $0.3 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and is reported on our Consolidated Statements of Operations within Interest expense on repurchase transactions. During the six months ended June 30, 2023, we entered into Macquarie Transactions which resulted in interest expense of $0.2 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and is reported on our Consolidated Statements of Operations within Interest expense on repurchase transactions.The weighted average annual interest rate on Macquarie Transactions for the three and six months ended June 30, 2024 and 2023 was 8.36% and 8.07%, respectively.

The Macquarie Transactions entered into by us during the six months ended June 30, 2024 and 2023 are listed below, along with the respective investments which collateralize each Repurchase Obligation. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the tables below, as stipulated in the respective repurchase agreements.

Macquarie Transactions during the six months ended June 30, 2024 (dollar amounts in thousands):

Issuer	Investment	Agreement Date	Principal	Interest Rate	Settlement Date
Hoffmaster Group, Inc.	Term Loan	3/15/2024	$811,723	0.00023228	4/30/2024
Comprehensive Logistics Co., LLC	Term Loan	3/26/2024	4,214,000	0.00023205	5/24/2024
Fenix Intermediate, LLC	Term Loan	3/28/2024	5,999,947	0.00023205	5/24/2024
HydroSource Logistics, LLC	Term Loan	4/5/2024	4,753,000	0.00023191	5/24/2024
VoltaGrid, LLC	Term Loan	4/9/2024	5,534,757	0.00023171	5/24/2024
The HC Companies, Inc.	Incremental Term Loan	5/22/2024	780,000	0.00023224	N/A
Great Kitchens Food Company, Inc.	Term Loan	5/31/2024	8,982,503	0.00023280	N/A

Macquarie Transactions during the six months ended June 30, 2023 (dollar amounts in thousands):

Issuer	Investment	Agreement Date	Principal	Interest Rate	Settlement Date
Florida Marine Transporters, LLC	Term Loan B	3/16/2023	$10,943,137	0.00021626	3/29/2023
Del Real, LLC	Term Loan	3/28/2023	2,917,500	0.00022052	4/20/2023
Baxters North America Holdings, Inc.	Term Loan	5/17/2023	7,878,754	0.00023097	6/28/2023
Five Star Buyer, Inc.	Term Loan	5/11/2023	4,801,786	0.00022815	6/28/2023
Propulsion Acquisition, LLC	Term Loan	5/22/2023	4,259,594	0.00022955	6/28/2023
Mark Andy, Inc.	Term Loan	6/16/2023	6,796,894	0.00023023	8/15/2023
Sunland Asphalt & Construction, LLC	Term Loan B	6/16/2023	4,820,146	0.00023023	8/15/2023
CSAT Holdings, LLC	Term Loan	6/30/2023	8,298,874	0.00023089	8/29/2023

As of June 30, 2024 and December 31, 2023, we had $9.8 million and $0, respectively, in outstanding Repurchase Obligations with Macquarie, which are categorized as Level 2 within the fair value hierarchy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of June 30, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$4,724
Up 200 basis points	3,149
Up 100 basis points	1,575
Down 100 basis points	(1,575)
Down 200 basis points	(3,116)
Down 300 basis points	(4,632)

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K that we filed with the SEC on March 27, 2024.

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

TCW STAR DIRECT LENDING LLC
Date: August 12, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 12, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer