Form 10-Q
period 2024-09-30
TCW Star Direct Lending LLC
filed 2024-11-12
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended September 30, 2024

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

As of September 30, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2024 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 11.11% (SOFR + 6.50%, 1.75% Floor)	4.4%	$6,156,452	03/28/29	$5,989,047	$5,996,385
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 11.11% (SOFR + 6.50%, 1.75% Floor)	0.3%	369,203	03/28/29	369,203	359,603
	Superior Industries International, Inc.	08/14/24	Term Loan - 12.60% (SOFR + 7.50%, 2.50% Floor)	2.6%	3,543,720	12/15/28	3,457,811	3,455,127
				7.3%			9,816,061	9,811,115
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 13.12% (SOFR + 8.25%, 2.00% Floor)	5.6%	7,646,693	06/30/28	7,447,844	7,524,346
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 12.20% (SOFR + 7.25%, 2.00% Floor)	2.9%	3,970,034	07/31/28	3,867,434	3,958,124
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 12.20% (SOFR + 7.25%, 2.00% Floor)	0.7%	943,731	07/31/28	930,722	940,900
	Comprehensive Logistics Co., LLC(3)	03/26/24	Term Loan - 11.95% (SOFR + 7.00%, 2.00% Floor)	5.0%	6,871,094	03/26/26	6,756,387	6,747,414
				14.2%			19,002,387	19,170,784
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 11.45% (SOFR + 6.50%, 1.75% Floor)	0.6%	806,603	06/16/28	806,603	806,603
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.45% (SOFR + 6.50%, 1.75% Floor)	3.8%	5,018,231	06/16/28	4,880,358	5,118,595
				4.4%			5,686,961	5,925,198
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.35% (SOFR + 7.50%, 2.00% Floor)	6.8%	9,511,628	08/01/28	9,329,413	9,140,675
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.42% (SOFR + 7.50%, 2.00% Floor)	1.2%	1,624,248	08/01/28	1,587,165	1,560,903
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 11.50% (SOFR + 6.25%, 2.00% Floor)	4.7%	6,415,562	02/24/28	6,367,829	6,370,653
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 11.50% (SOFR + 6.25%, 2.00% Floor)	0.6%	809,694	02/24/28	795,748	804,026
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 13.65% (SOFR + 8.25%, 1.00% Floor)	2.3%	3,204,049	06/30/27	3,159,304	3,117,540
				15.6%			21,239,459	20,993,797
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 11.20% (SOFR + 6.50%, 4.00% Floor)	4.2%	5,748,449	02/28/29	5,530,804	5,708,210
				4.2%			5,530,804	5,708,210
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Term Loan - 13.37% (SOFR + 8.50%, 2.00% Floor)	4.1%	5,585,572	04/04/29	5,434,777	5,585,572
				4.1%			5,434,777	5,585,572
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 14.31% inc PIK (SOFR + 9.25%, 1.75% Floor, 2.00% PIK)	5.7%	7,929,905	05/31/28	7,777,733	7,715,797
	Del Real, LLC	03/28/23	Term Loan - 12.45% inc PIK (SOFR + 7.75%, 2.00% Floor, 1.00% PIK)	5.6%	7,437,706	03/28/28	7,262,070	7,586,460
	Great Kitchens Food Company, Inc.(3)	05/31/24	Term Loan - 10.85% (SOFR + 6.00%, 1.25% Floor)	5.2%	7,087,508	05/31/29	6,933,563	6,974,108
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 11.37% (SOFR + 6.50%, 1.75% Floor)	0.4%	481,928	05/04/28	481,928	481,928
	Signature Brands, LLC	05/05/23	Term Loan - 14.82% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	5.7%	8,443,048	05/04/28	8,302,661	7,691,617
				22.6%			30,757,955	30,449,910

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 11.21% (SOFR + 6.25%, 2.00% Floor)	4.8%	$6,357,838	09/11/28	$6,201,132	$6,446,848
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 11.21% (SOFR + 6.25%, 2.00% Floor)	0.7%	900,402	09/11/28	900,402	900,402
				5.5%			7,101,534	7,347,250
Hotels, Restaurants & Leisure
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.21% (SOFR + 7.00%, 1.50% Floor)	4.4%	6,129,772	02/23/28	5,957,490	5,958,139
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.21% (SOFR + 7.00%, 1.50% Floor)	0.2%	213,054	02/23/28	213,054	207,089
				4.6%			6,170,544	6,165,228
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.50% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	4.7%	6,988,538	06/16/28	6,860,989	6,275,708
				4.7%			6,860,989	6,275,708
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.72% (SOFR + 6.88%, 1.50% Floor)	7.0%	9,533,963	12/21/27	9,441,860	9,362,351
				7.0%			9,441,860	9,362,351
Specialty Retail
	D&D Buyer, LLC	10/04/23	Revolver - 11.52% (SOFR + 6.75%, 2.00% Floor)	0.2%	212,240	10/04/28	212,240	212,240
	D&D Buyer, LLC	10/04/23	Term Loan - 11.45% (SOFR + 6.75%, 2.00% Floor)	4.4%	5,898,160	10/04/28	5,741,199	5,921,753
				4.6%			5,953,439	6,133,993
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.86% (SOFR + 7.00%, 1.50% Floor)	0.0%	62,084	07/19/28	62,084	61,463
	CG Buyer, LLC	07/19/23	Term Loan - 11.85% (SOFR + 7.00%, 1.50% Floor)	3.9%	5,251,430	07/19/28	5,143,078	5,198,915
				3.9%			5,205,162	5,260,378

	Total Debt Investments(2)			102.7%			138,201,932	138,189,494
	EQUITY
Energy Equipment & Services
	HydroSource Logistics, LLC(4)(5)	04/05/24	Warrant, expires 4/4/34	0.0%	73		—	40,579
				0.0%			—	40,579
	Total Equity Investments			0.0%			—	40,579
	Total Debt & Equity Investments			102.7%			138,201,932	138,230,073
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.82%			5.7%	7,723,456		7,723,456	7,723,456
	Total Cash Equivalents			5.7%	7,723,456		7,723,456	7,723,456
	Total Investments (108.4%)						$145,925,388	$145,953,529
	Net unrealized depreciation on unfunded commitments (-0.2%)							(242,530)
	Liabilities in Excess of Other Assets (-8.2%)							$(11,079,591)
	Net Assets (100.0%)							$134,631,408

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

(4)
Non-income producing.

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2024

(5)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities was $40,579, or 0.0% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $45,474,122 and $25,507,203, respectively, for the nine months ended September 30, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2024

	As of September 30,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $138,202 and $117,241, respectively)	$138,230	$118,178
Cash and cash equivalents	8,738	5,490
Short-term investments	—	34,438
Interest income receivable	801	602
Receivable for investments sold	61	—
Prepaid expenses	38	25
Total Assets	$147,868	$158,733
Liabilities
Repurchase obligations	$8,976	$—
Incentive fee payable	3,004	1,169
Management fee payable	434	369
Unrealized depreciation on unfunded commitments	243	215
Payable for short-term investments purchased	—	34,438
Other liabilities payable to related party	—	10
Other accrued expenses and other liabilities	580	402
Total Liabilities	13,237	36,603
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(225,319)	(246,319)
Common Unitholders’ return of capital	(13,146)	(5,997)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	136,562	122,711
Accumulated overdistributed earnings	(1,931)	(581)
Total Members’ Capital	134,631	122,130
Total Liabilities and Members’ Capital	$147,868	$158,733
Net Asset Value Per Unit (accrual base) (Note 9)(1)	$95.91	$98.17

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2024

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$5,538	$3,680	$14,923	$6,147
Interest income paid-in-kind	454	45	870	83
Other fee income	—	5	24	5
Total investment income	5,992	3,730	15,817	6,235
Expenses
Incentive fees	616	592	1,836	592
Management fees	434	333	1,282	587
Interest expense on repurchase transactions	146	838	704	1,359
Administrative fees	121	123	362	362
Professional fees	69	64	269	196
Directors' fees	64	80	197	225
Insurance expense	13	(125)	38	(22)
Organizational costs	—	1	—	1
Other expenses	8	15	22	36
Total expenses	1,471	1,921	4,710	3,336
Net investment income	4,521	1,809	11,107	2,899
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	(2)	90	24	93
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(1,034)	191	(935)	526
Net realized gain on short-term investments	—	127	204	270
Net realized and unrealized (loss) gain on investments	(1,036)	408	(707)	889
Net increase in Members’ Capital from operations	$3,485	$2,217	$10,400	$3,788
Basic and diluted:
Income per unit	$0.93	$0.59	$2.77	$1.01
Units outstanding	3,753,190	3,753,190	3,753,190	3,753,190

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2024	$122,711	$(581)	$122,130
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	3,125	3,125
Net realized gain on investments	—	138	138
Net change in unrealized appreciation/(depreciation) on investments	—	(660)	(660)
Total Increase in Members’ Capital for the three months ended March 31, 2024	—	2,603	2,603
Members’ Capital at March 31, 2024	122,711	2,022	124,733
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	3,461	3,461
Net realized gain on investments	—	92	92
Net change in unrealized appreciation/(depreciation) on investments	—	759	759
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	21,000	—	21,000
Total Increase in Members’ Capital for the three months ended June 30, 2024	21,000	4,312	25,312
Members’ Capital at June 30, 2024	143,711	6,334	150,045
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	4,521	4,521
Net realized loss on investments	—	(2)	(2)
Net change in unrealized appreciation/(depreciation) on investments	—	(1,034)	(1,034)
Distributions to Members from:
Distributable earnings	—	(11,750)	(11,750)
Return of capital	(7,149)	—	(7,149)
Total Decrease in Members’ Capital for the three months ended September 30, 2024	(7,149)	(8,265)	(15,414)
Members’ Capital at September 30, 2024	$136,562	$(1,931)	$134,631

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2024

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$10,400	$3,788
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(44,604)	(111,774)
Purchases of short-term investments	—	(39,340)
Interest income paid in-kind	(870)	(83)
Proceeds from sales of short-term investments (net of $204 and $270 realized gain on short term investments, respectively)	34,438	24,563
Proceeds from sales and paydowns of investments	25,507	10,958
Realized gain on investments	(24)	(93)
Change in net unrealized (appreciation)/depreciation on investments	935	(526)
Amortization of premium and accretion of discount, net	(968)	(258)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(199)	(367)
(Increase) decrease in receivable for investments sold	(61)	—
(Increase) decrease in prepaid expenses	(13)	(38)
Increase (decrease) in payable for short-term investments purchased	(34,438)	14,777
Increase (decrease) in incentive fee payable	1,835	592
Increase (decrease) in management fee payable	65	329
Increase (decrease) in organizational costs payable to related party	—	2
Increase (decrease) in other liabilities payable to related party	(10)	36
Increase (decrease) in other accrued expenses and other liabilities	178	361
Net cash used in operating activities	(7,829)	(97,073)
Cash Flows from Financing Activities
Contribution from Members	21,000	91,000
Return of capital	(7,149)	—
Distributions to Members	(11,750)	—
Proceeds from repurchase obligation	43,507	83,714
Repayment of repurchase obligation	(34,531)	(77,493)
Net cash provided by financing activities	11,077	97,221
Net increase in cash and cash equivalents	3,248	148
Cash and cash equivalents, beginning of period	5,490	12,880
Cash and cash equivalents, end of period	$8,738	$13,028
Supplemental and non-cash financing activities
Interest expense paid	$675	$886

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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

As of September 30, 2024

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

In accordance with the Company’s LLC Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days after the expiration date of the Commitment Period. The Company may also affect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

Capital Commitments: As of September 30, 2024, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2024 was $13,146.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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

As of September 30, 2024

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $148 in organizational costs, of which $0 was expensed during the three and nine months ended September 30, 2024. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2024, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of September 30, 2024, the Company does not have any short-term investments.

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

As of September 30, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

Fair Value Hierarchy: The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by GAAP into the three broad levels as follows::

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

As of September 30, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$138,189	$138,189
Equity	—	—	41	41
Cash equivalents	7,723	—	—	7,723
Total	$7,723	$—	$138,230	$145,953

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$118,178	$118,178
Short-term investments	34,438	—	—	34,438
Cash equivalents	4,676	—	—	4,676
Total	$39,114	$—	$118,178	$157,292

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2024:

	Debt	Equity	Total
Balance, July 1, 2024	$152,747	$215	$152,962
Purchases, including payments received in-kind	5,158	—	5,158
Sales and paydowns of investments	(19,348)	—	(19,348)
Amortization of premium and accretion of discount, net	518	—	518
Net realized losses	(2)	—	(2)
Net change in unrealized appreciation/(depreciation)	(884)	(174)	(1,058)
Balance, September 30, 2024	$138,189	$41	$138,230
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2024	$(710)	$(174)	$(884)

	Debt	Equity	Total
Balance, January 1, 2024	$118,178	$—	$118,178
Purchases, including payments received in-kind	45,474	—	45,474
Sales and paydowns of investments	(25,507)	—	(25,507)
Amortization of premium and accretion of discount, net	968	—	968
Net realized gains	24	—	24
Net change in unrealized appreciation/(depreciation)	(948)	41	(907)
Balance, September 30, 2024	$138,189	$41	$138,230
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2024	$(774)	$41	$(733)

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2023:

	Debt	Equity	Total
Balance, July 1, 2023	$82,691	$—	$82,691
Purchases, including payments received in-kind	36,960	—	36,960
Sales and paydowns of investments	(7,999)	—	(7,999)
Amortization of premium and accretion of discount, net	161	—	161
Net realized gains	90	—	90
Net change in unrealized appreciation/(depreciation)	257	—	257
Balance, September 30, 2023	$112,160	$—	$112,160
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2023	$257	$—	$257

	Debt	Equity	Total
Balance, January 1, 2023	$10,150	$—	$10,150
Purchases, including payments received in-kind	111,857	—	111,857
Sales and paydowns of investments	(10,958)	—	(10,958)
Amortization of premium and accretion of discount, net	258	—	258
Net realized gains	93	—	93
Net change in unrealized appreciation/(depreciation)	760	—	760
Balance, September 30, 2023	$112,160	$—	$112,160
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2023	$760	$—	$760

The Company did not have any transfers between levels during the three and nine months ended September 30, 2024 and 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$132,604	Income Method	Discount Rate	7.7% to 18.9%	11.8%	Decrease
Debt	$5,585	Market Method	EBITDA Multiple	6.5x to 7.5x	7.0x	Increase
Equity	$41	Market Method	EBITDA Multiple	6.5x to 7.5x	7.0x	Increase

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

As of September 30, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

The Company generally utilizes the midpoint of a valuation range provided by an external, independent valuation firm in determining fair value.

4.
Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. On August 12, 2024, the Company's Board renewed the Advisory Agreement for an additional one-year term through September 15, 2025.

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

As of September 30, 2024

4.
Agreements and Related Party Transactions (Continued)

For the three and nine months ended September 30, 2024, Management Fees incurred were $434 and $1,282, respectively, and $434 remained payable as of September 30, 2024.

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

For the three and nine months ended September 30, 2024, Incentive Fees incurred were $616 and $1,836, respectively. For the three and nine months ended September 30, 2023, Incentive Fees incurred were $592 and $592, respectively. The Company has not made any incentive fee payments to the Adviser, and as of September 30, 2024 and December 31, 2023, the Company's incentive fee payable to the Advisor was $3,004 and $1,169, respectively.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to the Company or any of the Unitholders for any mistake in judgment, any act performed or omission made by such person or losses due to the mistake, action, inaction, or negligence of other agents of the Company. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it. On August 12, 2024, the Company's Board renewed the Administrative Agreement for an additional one-year term through September 15, 2025.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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

As of September 30, 2024

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CG Buyer, LLC	July 2025	$910	$9	$972	$29
Comprehensive Logistics Co.	March 2026	879	16	—	—
CSAT Holdings LLC	June 2028	1,035	17	1,035	16
D&D Buyer, LLC	October 2025	1,486	—	1,486	30
D&D Buyer, LLC	October 2028	424	—	424	8
Del Real, LLC	March 2028	901	—	901	—
Fenix Intermediate, LLC	March 2026	2,393	62	—	—
Five Star Buyer, Inc.	February 2028	910	25	910	34
Five Star Buyer, Inc.	May 2024	—	—	910	34
Great Kitchens Food Compay, Inc.	May 2029	1,196	19	—	—
Hoffmaster Group, Inc.	February 2028	628	4	628	—
HydroSource Logistics, LLC	April 2029	377	—	—	—
Jones Industrial Holdings, Inc.	February 2025	—	—	1,978	—
RPM Purchaser, Inc.	September 2025	847	—	1,751	28
Signature Brands, LLC	March 2025	964	86	964	31
Sunland Asphalt & Construction, LLC	December 2024	1,307	—	2,114	6
VoltaGrid, LLC	September 2025	578	5	—	—
Total		$14,835	$243	$14,073	$215

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, the Company is not aware of any pending or threatened litigation.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

6.
Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Units at beginning of period	3,753,190	3,753,190	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2024 and 2023.

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

During the nine months ended September 30, 2024, the Company entered into Barclays Transactions on January 2, 2024 and April 1, 2024 which settled on January 25, 2024 and April 25, 2024, respectively. During the nine months ended September 30, 2023, the Company entered into Barclays Transactions on January 3, 2023, April 3, 2023 and July 5, 2023 which settled on January 25, 2023, April 25, 2023 and July 25, 2023, respectively.

Interest expense incurred on the Barclays Transactions was $0 and $169 during the three months ended September 30, 2024 and 2023, respectively. Interest expense incurred on the Barclays Transactions was $228 and $443 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Barclays.

During the nine months ended September 30, 2024, the Company entered into Macquarie Transactions which resulted in interest expense of $146 and $476 for the three and nine months ended September 30, 2024, respectively, and is reported on the Company’s Consolidated Statements of Operations within Interest expense on repurchase transactions. During the nine months ended September 30, 2023, the Company entered into Macquarie Transactions which resulted in interest expense of $669 and $916 for the three and nine months ended September 30, 2023, respectively, and is reported on the Company’s Consolidated Statements of Operations within Interest expense on repurchase transactions. The weighted average annual interest rate on Macquarie Transactions for the nine months ended September 30, 2024 and 2023 was 8.23% and 8.31%, respectively.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

7.
Repurchase Obligations (Continued)

The Macquarie Transactions entered into by the Company during the nine months ended September 30, 2024 and 2023 are listed below, along with the respective investments which collateralize each Repurchase Obligation. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the tables below, as stipulated in the respective repurchase agreements.

Macquarie Transactions during the nine months ended September 30, 2024:

Issuer	Investment	Agreement Date	Principal	Interest Rate	Settlement Date
Hoffmaster Group, Inc.	Term Loan	3/15/2024	$811,723	0.00023228	4/30/2024
Comprehensive Logistics Co., LLC	Term Loan	3/26/2024	4,214,000	0.00023205	5/24/2024
Fenix Intermediate, LLC	Term Loan	3/28/2024	5,999,947	0.00023205	5/24/2024
HydroSource Logistics, LLC	Term Loan	4/5/2024	4,753,000	0.00023191	5/24/2024
VoltaGrid, LLC	Term Loan	4/9/2024	5,534,757	0.00023171	5/24/2024
The HC Companies, Inc.	Incremental Term Loan	5/22/2024	780,000	0.00023224	8/2/2024
Great Kitchens Food Company, Inc.	Term Loan	5/31/2024	806,812	0.00023280	7/16/2024
Great Kitchens Food Company, Inc.	Term Loan	5/31/2024	1,075,749	0.00023280	7/17/2024
Great Kitchens Food Company, Inc.	Term Loan	5/31/2024	7,099,943	0.00023280	8/19/2024
Superior Industries International, Inc.	Term Loan	8/14/2024	3,455,127	0.00022676	9/13/2024
Comprehensive Logistics Co., LLC	Term Loan	8/16/2024	1,476,000	0.00022650	N/A
Comprehensive Logistics Co., LLC	Term Loan	9/23/2024	3,750,000	0.00021436	N/A
Great Kitchens Food Company, Inc.	Term Loan	9/23/2024	3,750,000	0.00021436	N/A

Macquarie Transactions during the nine months ended September 30, 2023:

Issuer	Investment	Agreement Date	Principal	Interest Rate	Settlement Date
Florida Marine Transporters, LLC	Term Loan B	3/16/2023	$10,943,137	0.00021626	3/29/2023
Del Real, LLC	Term Loan	3/28/2023	2,917,500	0.00022052	4/20/2023
Baxters North America, Inc.	Term Loan	5/17/2023	7,878,754	0.00023097	6/28/2023
Five Star Buyer, Inc.	Term Loan	5/11/2023	4,801,786	0.00022815	6/28/2023
Propulsion Acquisition, LLC	Term Loan	5/22/2023	4,259,594	0.00022955	6/28/2023
Mark Andy, Inc.	Term Loan	6/16/2023	6,796,894	0.00023023	8/15/2023
Mark Andy, Inc.	Term Loan	8/15/2023	6,796,894	0.00023185	9/15/2023
Sunland Asphalt & Construction, LLC	Term Loan B	6/16/2023	4,820,146	0.00023023	8/15/2023
Sunland Asphalt & Construction, LLC	Term Loan B	8/15/2023	4,820,146	0.00023185	9/15/2023
CSAT Holdings LLC	Term Loan	6/30/2023	8,298,874	0.00023089	8/29/2023
CSAT Holdings LLC	Term Loan	8/29/2023	8,298,874	0.00023243	9/15/2023
CG Buyer, LLC	Term Loan	7/19/2023	5,107,988	0.00023378	9/15/2023
Jones Industrial Holdings, Inc.	Term Loan	7/31/2023	10,414,998	0.00023548	9/15/2023
The HC Companies, Inc.	Term Loan	8/1/2023	10,499,037	0.00023548	9/15/2023
RPM Purchaser, Inc.	Term Loan B	9/11/2023	6,975,475	0.00023617	9/27/2023
RPM Purchaser, Inc.	Term Loan B	9/11/2023	6,221,369	0.00023617	10/11/2023

As of September 30, 2024 and December 31, 2023, the Company had $8,976 and $0, respectively, in outstanding Repurchase Obligations with Macquarie, which are categorized as Level 2 within the fair value hierarchy.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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

As of September 30, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2024	December 31, 2023
Cost of investments for federal income tax purposes	$145,925	$156,354
Unrealized appreciation	$1,651	$1,408
Unrealized depreciation	$(1,622)	$(472)
Net unrealized appreciation on investments	$29	$936

The Company did not have any unrecognized tax benefits as of December 31, 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

9.
Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2024 and 2023 is presented below.

	For the nine months ended September 30,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$98.17	$99.88
Income from Investment Operations:
Net investment income	2.96	0.77
Net realized and unrealized (loss) gain	(0.19)	0.24
Total income from investment operations	2.77	1.01
Less Distributions:
From distributable earnings	(3.13)	—
From return of capital	(1.90)	—
Total distributions	(5.03)	—
Net Asset Value Per Unit (accrual base), End of Period	$95.91	$100.89
Unitholder Total Return(2)(3)	7.94%	7.63%
Unitholder IRR before incentive fee(4)	12.30%	10.58%
Unitholder IRR after incentive fee(4)	10.49%	8.96%
Ratios and Supplemental Data:
Members’ Capital, end of period	$134,631	$117,352
Units outstanding, end of period	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	4.72%	4.67%
Ratio of net investment income to average net assets(5)	11.12%	4.05%
Ratio of incentive fees to average net asset(5)	1.84%	0.83%
Portfolio turnover rate(3)	18.86%	19.03%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2024 and 2023.
(2)
The Total Return for the nine months ended September 30, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.30% through September 30, 2024. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses, and incentive fees is 10.49% through September 30, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

10.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On October 11, 2024, the Company made a payment to partially settle the Macquarie Transaction for the Comprehensive Logistics Co., LLC term loan in the amount of $1,487.

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
•
a decline in interest rates could adversely impact our results as all of our investments bear interest based on floating rates;
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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of September 30, 2024, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

In accordance with the Company’s Amended and Restated Limited Liability Company Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days after the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of September 30, 2024, we have incurred $0.1 million in organizational costs since inception, of which $0 was expensed during nine months ended September 30, 2024. Since inception, we have incurred $5.2 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Investment Activity

As of September 30, 2024, our portfolio consisted of 31 debt investments and one equity investment. Based on fair values as of September 30, 2024, our portfolio was 100.0% invested in debt investments which were all senior secured term and revolving loans and 0.0% invested in an equity investment which was a warrant.

As of December 31, 2023, our portfolio consisted of 19 debt investments and no equity investments. Based on fair values as of December 31, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured term and revolving loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2024:

Industry	Percent of Total Investments
Food Products	22%
Containers & Packaging	15%
Commercial Services & Supplies	14%
Automobile Components	7%
Professional Services	7%
Ground Transportation	6%
Machinery	5%
Hotels, Restaurants & Leisure	4%
Specialty Retail	4%
Construction & Engineering	4%
Electrical Equipment	4%
Energy Equipment & Services	4%
Transportation Infrastructure	4%
Total	100%

Results of Operations

Our operating results for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Total investment income	$5,992	$3,730	$15,817	$6,235
Total expenses	1,471	1,921	4,710	3,336
Net investment income	4,521	1,809	11,107	2,899
Net realized (loss) gain on investments	(2)	90	24	93
Net change in unrealized appreciation/(depreciation) on investments	(1,034)	191	(935)	526
Net realized gain on short-term investments	—	127	204	270
Net increase in Members’ Capital from operations	$3,485	$2,217	$10,400	$3,788

Total investment income

Total investment income for the three months ended September 30, 2024 and 2023 included interest income (including interest income paid-in-kind) of $6.0 million and $3.7 million, respectively. Total investment income for the nine months ended September 30, 2024 and 2023 included interest income (including interest income paid-in-kind) of $15.8 million and $6.2 million, respectively. The increase in total investment income during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 is primarily attributable to the increase in our portfolio of debt investments which increased from 17 as of September 30, 2023 to 31 as of September 30, 2024.

Net investment income

Net investment income for the three months ended September 30, 2024 and 2023 was $4.5 million and $1.8 million, respectively. Net investment income for the nine months ended September 30, 2024 and 2023 was $11.1 million and $2.9 million, respectively. The increase in net investment income during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is primarily attributable to the increase in total investment income as described above coupled with a decrease in expenses. The increase in net investment income during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily attributable to the increase in total investment income as described above partially offset by an increase in expenses.

Expenses

Expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Expenses
Incentive fees	$616	$592	$1,836	$592
Management fees	434	333	1,282	587
Interest expense on repurchase transactions	146	838	704	1,359
Administrative fees	121	123	362	362
Professional fees	69	64	269	196
Directors' fees	64	80	197	225
Insurance expense	13	(125)	38	(22)
Organizational costs	—	1	—	1
Other expenses	8	15	22	36
Total expenses	$1,471	$1,921	$4,710	$3,336

Our total operating expenses for the three months ended September 30, 2024 and 2023 were $1.5 million and $1.9 million, respectively. Our operating expenses for the three months ended September 30, 2024 and 2023 include management fees attributed to the Adviser of $0.4 million and $0.3 million, respectively, as well as incentive fees of $0.6 million and $0.6 million, respectively. Our expenses for the three months ended September 30, 2024 and 2023 also include interest expense incurred on repurchase transactions of $0.1 million and $0.8 million, respectively.

Our total operating expenses for the nine months ended September 30, 2024 and 2023 were $4.7 million and $3.3 million, respectively. Our operating expenses for the nine months ended September 30, 2024 and 2023 include management fees attributed to the Adviser of $1.3 million and $0.6 million, respectively, as well as incentive fees of $1.8 million and $0.6, respectively. Our expenses for the nine months ended September 30, 2024 and 2023 also include interest expense incurred on repurchase transactions of $0.7 million and $1.4 million, respectively.

The total decrease in our expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is primarily due to a decrease in interest expense incurred on repurchase transactions. Interest expense incurred on repurchase transactions decreased as we did not enter into any repurchase agreements with Barclays Bank Plc during the three months ended September 30, 2024 whereas we did enter into repurchase agreements with Barclays Bank Plc during the three months ended September 30, 2023. Additionally, the weighted average interest rate of repurchase agreements entered into with Macquarie US Trading LLC decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in interest expense incurred on repurchase transactions was partially offset by an increase to management fees. Management fees increased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to increases in our investment cost basis for which management fees are based.

The total increase in our expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily due to an increase in incentive fees as the Adviser was eligible to earn incentive fees during the entire nine months ended September 30, 2024 but was only eligible to earn incentive fees during the three months ended September 30, 2023 which was when the Adviser surpassed the 6.5% hurdle rate. Management fees also increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to increases in our investment cost basis for which management fees are based. The increase in incentive fees and management fees was partially offset by a decrease in interest expense incurred on repurchase transactions. Interest expense incurred on repurchase transactions decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as the amount of repurchase agreements entered into with Barclays Bank Plc decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Additionally, the weighted average interest rate of repurchase agreements entered into with Macquarie US Trading LLC decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2024 and 2023 was ($1.0) million and $0.2 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Florida Marine Transporters, LLC	Term Loan B	$(387)
Jones Industrial Holdings, Inc.	Term Loan	(214)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	(175)
Mark Andy, Inc.	Term Loan	(108)
Baxters North America, Inc.	Term Loan	(99)
The HC Companies, Inc.	Term Loan	(87)
Propulsion Acquisition, LLC	Term Loan	(87)
Signature Brands, LLC	Term Loan	57
VoltaGrid, LLC	Term Loan	143
All others	Various	(77)
Net change in unrealized appreciation/(depreciation)		$(1,034)

Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Baxters North America, Inc.	Term Loan	$(274)
Mark Andy, Inc.	Term Loan	(85)
CSAT Holdings LLC	Term Loan	61	*
Jones Industrial Holdings, Inc.	Term Loan	131	*
Hoffmaster Group, Inc.	Term Loan	154
Alorica Inc.	Term Loan	165
All others	Various	39
Net change in unrealized appreciation/(depreciation)		$191

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended September 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2024 and 2023 was ($0.9) million and $0.5 million, respectively. Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mark Andy, Inc.	Term Loan	$(615)
Signature Brands, LLC	Term Loan	(515)
The HC Companies, Inc.	Term Loan	(236)
Hoffmaster Group, Inc.	Term Loan	(220)
Jones Industrial Holdings, Inc.	Term Loan	(159)
Florida Marine Transporters, LLC	Term Loan B	(144)	*
D&D Buyer, LLC	Term Loan	112
HydroSource Logistics, LLC	Term Loan	151
RPM Purchaser, Inc.	Term Loan B	160
VoltaGrid, LLC	Term Loan	177
Baxters North America, Inc.	Term Loan	186
All others	Various	168
Net change in unrealized appreciation/(depreciation)		$(935)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2024 as realized gains/(losses) and/or accelerated original issue discount.

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

Net realized (loss) gain on investments

During the three months ended September 30, 2024 and 2023 we recognized ($2.0) thousand and $0.1 million in realized (losses) gains on investments. During the nine months ended September 30, 2024 and 2023 we recognized $24.0 thousand and $0.1 million in realized gains on investments. Our realized loss during the three months ended September 30, 2024 was entirely attributable to the partial disposition of our Great Kitchens Food Company, Inc. term loan. Our realized gain during the nine months ended September 30, 2024 was entirely due to the partial disposition of our Florida Marine Transporters, LLC term loan which resulted in a gain of $26.0 thousand and our partial disposition of our Great Kitchens Food Company, Inc. term loan which resulted in a loss of $2.0 thousand. Our net realized gain during the three months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain
Jones Industrial Holdings, Inc.	Term Loan	$32
Signature Brands, LLC	Term Loan	18
CSAT Holdings LLC	Term Loan	16
The HC Companies, Inc.	Term Loan	15
All others	Various	9
Net realized gain		$90

Our net realized gain during the nine months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain
Jones Industrial Holdings, Inc.	Term Loan	$32
Signature Brands, LLC	Term Loan	18
CSAT Holdings LLC	Term Loan	16
The HC Companies, Inc.	Term Loan	15
All others	Various	12
Net realized gain		$93

Net realized gain on short-term investments

During the three months ended September 30, 2024 and 2023 we recognized $0 and $0.1 million, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2024 and 2023 we recognized $0.2 million and $0.3 million, respectively, in realized gains from our short-term investments in government treasuries.

Net Increase in Members' Capital from Operations

Our Net increase in Members' Capital from Operations during the three months ended September 30, 2024 and 2023 was $3.5 million and $2.2 million, respectively.

The change in Net increase in Members’ Capital from operations during the three months ended September 30, 2024 compared to the Net increase in Members' Capital during the three months ended September 30, 2023 was primarily due to the increase in net investment income discussed above, partially offset by net realized and unrealized losses of $1.0 million during the three months ended September 30, 2024 compared to net realized and unrealized gains of $0.4 million during the three months ended September 30, 2023.

Our Net increase in Members' Capital from Operations during the nine months ended September 30, 2024 and 2023 was $10.4 million and $3.8 million, respectively.

The change in Net increase in Members’ Capital from operations during the nine months ended September 30, 2024 compared to the Net increase in Members' Capital during the nine months ended September 30, 2023 was primarily due to the increase in net investment income discussed above, partially offset by net realized and unrealized losses of $0.7 million during the nine months ended September 30, 2024 compared to net realized and unrealized gains of $0.9 million during the nine months ended September 30, 2023.

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

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), and (3) cash distributions to the Unitholders.

As of September 30, 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	September 30, 2024	December 31, 2023
Commitments	$375,319	$375,319
Undrawn commitments	$225,319	$246,319
Percentage of commitments funded	40.0%	34.4%
Units	3,753,190	3,753,190

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

During the nine months ended September 30, 2024, we entered into Barclays Transaction on January 2, 2024 and April 1, 2024 which settled on January 25, 2024 and April 25, 2024, respectively. During the nine months ended September 30, 2023, we entered into Barclays Transactions on January 3, 2023 and April 3, 2023 which settled on January 25, 2023 and April 25, 2023, respectively.

Interest expense incurred on the Barclays Transactions was $0 and $0.2 million during the three months ended September 30, 2024 and 2023, respectively. Interest expense incurred on the Barclays Transactions was $0.2 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Barclays.

During the nine months ended September 30, 2024, we entered into Macquarie Transactions which resulted in interest expense of $0.1 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, and is reported on our Consolidated Statements of Operations within Interest expense on repurchase transactions. During the nine months ended September 30, 2023, we entered into Macquarie Transactions which resulted in interest expense of $0.7 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, and is reported on our Consolidated Statements of Operations within Interest expense on repurchase transactions.The weighted average annual interest rate on Macquarie Transactions for the three and nine months ended September 30, 2024 and 2023 was 8.23% and 8.31%, respectively.

The Macquarie Transactions entered into by us during the nine months ended September 30, 2024 and 2023 are listed below, along with the respective investments which collateralize each Repurchase Obligation. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the tables below, as stipulated in the respective repurchase agreements.

Macquarie Transactions during the nine months ended September 30, 2024 (dollar amounts in thousands):

Issuer	Investment	Agreement Date	Principal	Interest Rate	Settlement Date
Hoffmaster Group, Inc.	Term Loan	3/15/2024	$811,723	0.00023228	4/30/2024
Comprehensive Logistics Co., LLC	Term Loan	3/26/2024	4,214,000	0.00023205	5/24/2024
Fenix Intermediate, LLC	Term Loan	3/28/2024	5,999,947	0.00023205	5/24/2024
HydroSource Logistics, LLC	Term Loan	4/5/2024	4,753,000	0.00023191	5/24/2024
VoltaGrid, LLC	Term Loan	4/9/2024	5,534,757	0.00023171	5/24/2024
The HC Companies, Inc.	Incremental Term Loan	5/22/2024	780,000	0.00023224	8/2/2024
Great Kitchens Food Company, Inc.	Term Loan	5/31/2024	806,812	0.00023280	7/16/2024
Great Kitchens Food Company, Inc.	Term Loan	5/31/2024	1,075,749	0.00023280	7/17/2024
Great Kitchens Food Company, Inc.	Term Loan	5/31/2024	7,099,943	0.00023280	8/19/2024
Superior Industries International, Inc.	Term Loan	8/14/2024	3,455,127	0.00022676	9/13/2024
Comprehensive Logistics Co., LLC	Term Loan	8/16/2024	1,476,000	0.00022650	N/A
Comprehensive Logistics Co., LLC	Term Loan	9/23/2024	3,750,000	0.00021436	N/A
Great Kitchens Food Company, Inc.	Term Loan	9/23/2024	3,750,000	0.00021436	N/A

Macquarie Transactions during the nine months ended September 30, 2023 (dollar amounts in thousands):

Issuer	Investment	Agreement Date	Principal	Interest Rate	Settlement Date
Florida Marine Transporters, LLC	Term Loan B	3/16/2023	$10,943,137	0.00021626	3/29/2023
Del Real, LLC	Term Loan	3/28/2023	2,917,500	0.00022052	4/20/2023
Baxters North America, Inc.	Term Loan	5/17/2023	7,878,754	0.00023097	6/28/2023
Five Star Buyer, Inc.	Term Loan	5/11/2023	4,801,786	0.00022815	6/28/2023
Propulsion Acquisition, LLC	Term Loan	5/22/2023	4,259,594	0.00022955	6/28/2023
Mark Andy, Inc.	Term Loan	6/16/2023	6,796,894	0.00023023	8/15/2023
Mark Andy, Inc.	Term Loan	8/15/2023	6,796,894	0.00023185	9/15/2023
Sunland Asphalt & Construction, LLC	Term Loan B	6/16/2023	4,820,146	0.00023023	8/15/2023
Sunland Asphalt & Construction, LLC	Term Loan B	8/15/2023	4,820,146	0.00023185	9/15/2023
CSAT Holdings LLC	Term Loan	6/30/2023	8,298,874	0.00023089	8/29/2023
CSAT Holdings LLC	Term Loan	8/29/2023	8,298,874	0.00023243	9/15/2023
CG Buyer, LLC	Term Loan	7/19/2023	5,107,988	0.00023378	9/15/2023
Jones Industrial Holdings, Inc.	Term Loan	7/31/2023	10,414,998	0.00023548	9/15/2023
The HC Companies, Inc.	Term Loan	8/1/2023	10,499,037	0.00023548	9/15/2023
RPM Purchaser, Inc.	Term Loan B	9/11/2023	6,975,475	0.00023617	9/27/2023
RPM Purchaser, Inc.	Term Loan B	9/11/2023	6,221,369	0.00023617	10/11/2023

As of September 30, 2024 and December 31, 2023, we had $9.0 million and $0, respectively, in outstanding Repurchase Obligations with Macquarie, which are categorized as Level 2 within the fair value hierarchy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of September 30, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$4,293
Up 200 basis points	2,862
Up 100 basis points	1,431
Down 100 basis points	(1,414)
Down 200 basis points	(2,787)
Down 300 basis points	(4,052)

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

TCW STAR DIRECT LENDING LLC
Date: November 12, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 12, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer