Form 10-K
period 2024-12-31
TCW Star Direct Lending LLC
filed 2025-03-27
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 26, 2025 was 3,753,190.

Documents Incorporated by Reference

TCW Star Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2024, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

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
•
a decline in interest rates could adversely impact our results as all of our debt investments bear interest based on floating rates;
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

We are managed by the TCW Private Credit Group (the “Private Credit Group”), a group of investment professionals that will use the same investment strategy employed by the Private Credit Group over the past 24 years.

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

During the year-ended December 31, 2023, we formed three wholly-owned subsidiaries - TCW Star DLG-1 LLC, TCW Star DLG-2 LLC, and TCW Star DLG-3 LLC each a Delaware limited liability company and each designed to be signatories on debt investments of ours. During the year-ended December 31, 2024, we formed a wholly-owned subsidiary - TCW DL HDR-S LLC, a Delaware limited liability company designed to hold equity investments of ours.

The Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment advisory and management agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $195.3 billion of assets as of December 31, 2024. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including TCW Direct Lending LLC, TCW Direct Lending VII LLC, and TCW Direct Lending VIII LLC (together with their five predecessor funds, the “Direct Lending Funds”).

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

The Private Credit Group

The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Group is launching the Company as its ninth Direct Lending Fund. The Private Credit Group is led by Richard Miller and currently includes a group of 35 investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

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

On September 15, 2022, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. On August 12, 2024, the Advisory Agreement was reapproved by our board of directors to remain in effect for an additional one-year term through September 15, 2025. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

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

Administration Agreement

We entered into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. On August 12, 2024, the Administration Agreement was reapproved by our board of directors. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of our financial records and otherwise assist with our compliance with BDC and RIC rules, monitor the payment of our expenses, oversee the performance of administrative and professional services rendered to us by others, be responsible for the financial and other records that we are required to maintain, prepare and disseminate reports to our Unitholders and reports and other materials to be filed with the SEC or other regulators, assist us in determining and publishing (as necessary or appropriate) our net asset value, oversee the preparation and filing of our tax returns, generally oversee the payment of our expenses and provide such other services as the Administrator, subject to review of our board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

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

As of December 31, 2024, we have sold 3,753,190 Common Units for an aggregate offering price of $375.3 million.

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

Insider Trading Policy

We and the Adviser have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors and officers that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

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

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in the past, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, failures in the banking sector have caused significant disruption and volatility in U.S. and global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not reoccur which could lead to a period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

In addition, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Political or economic disturbances (including an attempted unification of Taiwan by force), any economic sanctions implemented in response, and any escalation of hostility between China and Taiwan would likely have a significant adverse impact on economies, markets and individual securities globally

War in Israel and Global Geopolitical Risk. On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. The militants launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. The intensity and duration of Israel’s war against Hamas is difficult to predict, as are the war’s impacts on global geopolitical stability. Any deterioration in credit markets resulting directly or indirectly from the recent attack by Hamas on Israel from the Gaza Strip could limit the Fund’s ability to obtain external financing. As a result, a downturn in the worldwide economy resulting from these global geopolitical conflicts, as well as others that may arise, could have a material adverse effect on the financial condition of the Fund.

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

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in global markets. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our Board of Directors (the “Board”) is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through a entity-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

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
•
Technical Safeguards: The Adviser implements technical safeguards that are designed to protect the Adviser’s information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.
•
Incident Response and Recovery Planning: The Adviser has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Adviser’s response to a cybersecurity incident. The Adviser conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: The Adviser maintains a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside consultants who advise on the Adviser’s cybersecurity systems.
•
Education and Awareness: The Adviser provides regular, mandatory training for all levels of personnel regarding cybersecurity threats as a means to equip the Adviser’s personnel with effective tools to address cybersecurity threats, and to communicate the Adviser’s evolving information security policies, standards, processes, and practices.

The Adviser conducts periodic assessment and testing of its policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This includes penetration testing of network infrastructure and phishing tests targeting the Adviser’s employees. The results of such assessments and reviews are evaluated by management, and the Adviser adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board receives annual updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company’. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

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

As of December 31, 2024, we have issued and sold 3,753,190 Units at an aggregate purchase price of $375.3 million to our investors. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of December 31, 2024, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

During the year-ended December 31, 2023, we formed three wholly-owned subsidiaries - TCW Star DLG-1 LLC, TCW Star DLG-2 LLC, and TCW Star DLG-3 LLC each a Delaware limited liability company and each designed to be signatories on debt investments of ours. During the year-ended December 31, 2024, we formed a wholly-owned subsidiary - TCW DL HDR-S LLC, a Delaware limited liability company designed to hold equity investments of ours.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The Private Credit Group may originate a significant amount of investments for us with payment-in-kind ("PIK") interest features, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. In addition, our investments may subsequently incorporate such PIK features after origination as a result of debt restructurings or work-outs.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of December 31, 2024, we have incurred $0.1 million in organizational costs, of which $0 was expensed during the year ended December 31, 2024. Since inception, we have incurred $5.2 thousand in offering costs, all of which were charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Investment Activity

As of December 31, 2024, our portfolio consisted of 38 debt investments and one equity investments. Based on fair values as of December 31, 2024, our portfolio was 100.0% invested in debt investments which were all senior secured term and revolving loans and 0.0% invested in an equity investment which was a warrant. .

As of December 31, 2023, our portfolio consisted of 19 debt investment and no equity investments. Based on fair values as of December 31, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured term loans.

The table below describes our debt investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2024:

Industry	Percent of Total Investments
Food Products	15%
Containers & Packaging	14%
Commercial Services & Supplies	13%
Automobile Components	6%
Professional Services	6%
Health Care Equipment & Supplies	6%
Ground Transportation	5%
Construction & Engineering	5%
Specialty Retail	5%
Hotels, Restaurants & Leisure	4%
Machinery	4%
Electrical Equipment	4%
Energy Equipment & Services	4%
Transportation Infrastructure	3%
Software	3%
Paper & Forest Products	3%
Total	100%

Results of Operations

Our operating results for the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows (dollar amounts in thousands):

	For the year ended December 31,	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2024	2023	2022
Total investment income	$21,175	$10,707	$37
Total expenses	6,262	4,864	467
Net investment income (loss)	14,913	5,843	(430)
Net realized gain on investments	27	94	—
Net change in unrealized appreciation/(depreciation) on investments	(1,437)	722	(1)
Net realized gain on short-term investments	204	400	—
Net increase (decrease) in Members’ Capital from operations	$13,707	$7,059	$(431)

Total investment income

Total investment income for the years ended December 31, 2024 and 2023 was $21.2 million $10.7 million, respectively.

The increase in total investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to the increase in our portfolio of debt investments which increased from 19 as of December 31, 2023 to 38 as of December 31, 2024.

Total investment income for the period from July 21, 2022 (Inception) to December 31, 2022 was $37.0 thousand and was entirely attributable to our commencement of investment operations during the period from July 21, 2022 (Inception) to December 31, 2022.

Expenses

Expenses for the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows (dollar amounts in thousands):

	For the year ended December 31,	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31, 2022
	2024	2023	2022
Expenses
Incentive fees (Note 4)	$2,419	$1,169	$—
Management fees (Note 4)	1,747	956	4
Interest expense on repurchase transactions	968	1,614	—
Administrative fees	484	483	20
Professional fees	314	313	102
Directors’ fees	255	298	134
Organizational costs	—	—	147
Other expenses	75	31	60
Total expenses	$6,262	$4,864	$467

Our total operating expenses for the years ended December 31, 2024 and 2023 were $6.3 million and $4.9 million, respectively. Our operating expenses for the years ended December 31, 2024 and 2023 include management fees attributed to the Adviser of $1.7 million and $1.0 million, respectively, and incentive fees attributed to the Adviser of $2.4 million and $1.2 million, respectively.Our expenses also include interest expense incurred on repurchase transactions of $1.0 million and $1.6 million, respectively for the years ended December 31, 2024 and 2023.

The total increase in our expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily due to an increase in incentive fees as the Adviser was eligible to earn incentive fees during the entire twelve months ended December 31, 2024 but was only eligible to earn incentive fees during the second half of the year ended December 31, 2023 which was when the Adviser surpassed the 6.5% hurdle rate. Management fees also increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to increases in our investment cost basis for which management fees are based. The increases in incentive and management fees were partially offset by a decrease in interest expense incurred on repurchase transactions. Interest expense incurred on repurchase transactions decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023 as the amount of repurchase agreements entered into with Barclays Bank Plc decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023. Additionally, the weighted average interest rate of repurchase agreements entered into with Macquarie US Trading LLC decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Our total operating expenses were $0.5 million for the period from July 21, 2022 (Inception) to December 31, 2022. Our operating expenses include organizational costs of $0.1 million.

Net investment income (loss)

Net investment income for the years ended December 31, 2024 and 2023 was $14.9 million and $5.8 million, respectively. The increase in net investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to the increase in total investment income as described above partially offset by an increase in expenses.

We incurred a net investment loss of $0.4 million for the period from July 21, 2022 (Inception) to December 31, 2022 due to our incurrence of the expenses described above, despite not commencing our investment activity until the last two weeks of the period.

Net realized gain on non-controlled/non-affiliated investments

We recognized $27.0 thousand and $0.1 million in realized gains on non-controlled/non-affiliated investments during the years ended December 31, 2024 and 2023. Our net realized gain on investments for the year ended December 31, 2024 was primarily attributable to the full disposition of the Florida Marine Transporters, LLC term loan as well as the partial dispositions of the Great Kitchens LLC and ConnectAmerica.com LLC term loans.

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

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 was ($1.4) million, $0.7 million and ($1.0) thousand. Our net change in unrealized appreciation/depreciation for the year ended December 31, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Baxters North America, Inc.	Term Loan	$270
RPM Purchaser, Inc.	Term Loan B	162
VoltaGrid, LLC	Term Loan	159
HydroSource Logistics, LLC	Term Loan	134
CG Buyer, LLC	Term Loan	118
Hoffmaster Group, Inc.	Term Loan	(198)
Del Real, LLC	Term Loan	(252)
The HC Companies, Inc.	Term Loan	(313)
Signature Brands, LLC	Term Loan	(582)
Mark Andy, Inc.	Term Loan	(841)
All others	Various	(94)
Net change in unrealized appreciation/depreciation		$(1,437)

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

*Includes reversal of previously recognized unrealized (depreciation)/appreciation recognized during the year ended December 31, 2023 as realized gains/(losses) and/or accelerated original issue discount.

Our net change in unrealized appreciation/(depreciation) for the period from July 21, 2022 (Inception) to December 31, 2022 was entirely attributable to our investment in Alorica Inc.

Net realized gain on short-term investments

During the years ended December 31, 2024 and 2023 we recognized $0.2 million and $0.4 million, respectively, in realized gains from our short-term investments in government treasuries.

We did not have any net realized gains on short-term investments for the period from July 21, 2022 (Inception) to December 31, 2022 as we did not have any short-term investments during the period.

Net Increase (Decrease) in Members' Capital from Operations

Our Net increase in Members' Capital from Operations during the years ended December 31, 2024 and 2023 was $13.7 million and $7.1 million, respectively. The increase during the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to the increases in net investment income described above, partially offset by net realized and unrealized losses of $1.2 million compared to net realized and unrealized gains of $1.2 million.

Our Net decrease in Members' Capital from Operations for the period from July 21, 2022 (Inception) to December 31, 2022 of $0.4 million is entirely attributable to our net investment loss and net unrealized depreciation during the period.

Financial Condition, Liquidity and Capital Resources

On September 15, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 3,753,190 Common Units at an aggregate purchase price of $375.3 million. We also commenced operations during the period from July 21, 2022 (Inception) to December 31, 2022. We generate cash from (1) drawing down capital in respect of Units and (2) cash flows from investments and operations.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), and (3) cash distributions to the Unitholders.

As of December 31, 2024 and 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Commitments	$375,319	$375,319
Undrawn commitments	$207,819	$246,319
Percentage of commitments funded	44.6%	34.4%
Units	3,753,190	3,753,190

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

The Barclays Transactions entered into during the years ended December 31, 2024, 2023, and 2022 had an average principal balance of $32.0 million, $47.6 million and $0.2 million, respectively and a weighted average annual interest rate of 5.57%, 5.11%, and 4.40%, respectively. As of December 31, 2024 and December 31, 2023 we had no outstanding Repurchase Obligations with Barclays.

The net proceeds we received from the Barclays Transactions during the years ended December 31, 2024, 2023, and 2022 was a net loss of $25.0 thousand (comprised of interest expense of $0.2 million net of realized gains on short-term investments of $0.2 million), $0.2 million (comprised of interest expense of $0.6 million net of realized gains on short-term investments of $0.4 million) and $0, respectively.

The Macquarie Transactions entered into by us during the years ended December 31, 2024 and 2023 had an average principal balance of $11.3 million and $16.8 million, respectively, and a weighted average annual interest rate of 8.22% and 8.63%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the tables below, as stipulated in the respective repurchase agreements.

As of December 31, 2024 and December 31, 2023, we had $6.6 million and $0, respectively, in outstanding Repurchase Obligations with Macquarie.

The net proceeds we received from Macquarie Transactions during the years ended December 31, 2024 and 2023 was a net loss of $0.7 million and $1.0 million, respectively, comprised entirely of interest expense.

Interest expense incurred on the Repurchase Obligations during the years ended December 31, 2024 and 2023 was as follows (dollar amounts in thousands):

	For the year ended December 31,
	2024	2023
Barclays Transactions	$229	$580
Macquarie Transactions	739	1,034
Total Interest expense on repurchase transactions	$968	$1,614

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2024 and 2023 (dollar amounts in thousands):

		December 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CF Newco, Inc.	December 2029	$91	$1	$—	$—
CG Buyer, LLC	July 2025	856	2	972	29
Comprehensive Logistics Co., LLC	March 2026	513	11	—	—
CSAT Holdings LLC	June 2028	759	14	1,035	16
D&D Buyer, LLC	October 2025	488	—	1,486	30
D&D Buyer, LLC	October 2028	382	—	424	8
Del Real, LLC	March 2028	—	—	901	—
Fenix Intermediate LLC	March 2026	2,393	81	—	—
Five Star Buyer, Inc.	February 2028	455	14	910	34
Five Star Buyer, Inc.	February 2028	—	—	910	34
Great Kitchens Food Company, Inc.	May 2029	1,196	10	—	—
Hoffmaster Group, Inc.	February 2028	628	2	628	—
HydroSource Logistics, LLC	April 2029	256	—	—	—
Jones Industrial Holdings, Inc.	February 2025	—	—	1,978	—
Pallet Logistics of America, LLC	November 2026	262	5	—	—
Pallet Logistics of America, LLC	November 2029	524	10	—	—
RPM Purchaser, Inc.	September 2025	847	—	1,751	28
Signature Brands, LLC	March 2025	964	92	964	31
Sunland Asphalt & Construction, LLC	December 2024	—	—	2,114	6
VoltaGrid, LLC	September 2025	578	5	—	—
Total		$11,192	$247	$14,073	$215

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after six months. As of December 31, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our December 31, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$4,669
Up 200 basis points	3,113
Up 100 basis points	1,556
Down 100 basis points	(1,523)
Down 200 basis points	(3,017)
Down 300 basis points	(4,041)

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

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

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW STAR DIRECT LENDING LLC

Date: March 26, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 26, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 26, 2025	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 26, 2025	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 26, 2025	By:	/s/ Sheila A. Finnerty
Sheila A. Finnerty
Director

Date: March 26, 2025	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 26, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Schedule of Investments as of December 31, 2024 and 2023	F-4
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	F-10
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 and from July 21, 2022 (Inception) to December 31, 2022	F-11
Consolidated Statements of Changes in Members' Capital for the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022	F-12
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022	F-13
Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Star Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Star Direct Lending LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ capital, cash flows, and financial highlights for the years ended December 31, 2024 and 2023, and for the period from July 21, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in members’ capital, cash flows, and financial highlights for the years ended December 31, 2024 and 2023, and for the period from July 21, 2022 (inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and portfolio companies; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt securities, which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $150,182,511 as of December 31, 2024.

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
•
For selected investments, we utilized fair value specialists to assist in validating the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and to test the valuation by developing an independent expectation. We also assessed the reasonableness of the internal assumptions used in the valuation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

Los Angeles, California

March 26, 2025

We have served as the auditor of one or more investment companies within the group of investment companies since 2014.

TCW Star Direct Lending LLC

Consolidated Schedule of Investments

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 10.83% (SOFR + 6.50%, 1.75% Floor)	4.0%	$6,140,984	03/28/29	$5,983,372	$5,932,191
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.83% (SOFR + 6.50%, 1.75% Floor)	0.2%	368,275	03/28/29	368,275	355,754
	Superior Industries International, Inc.	08/14/24	Term Loan - 11.88% (SOFR + 7.50%, 2.50% Floor)	2.3%	3,534,860	12/15/28	3,454,300	3,471,233
				6.5%			9,805,947	9,759,178
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 12.84% (SOFR + 8.25%, 2.00% Floor)	5.0%	7,597,326	06/30/28	7,413,047	7,460,574
	CSAT Holdings LLC	06/30/23	Revolver - 12.71% (SOFR + 8.25%, 2.00% Floor)	0.2%	276,066	06/30/28	276,066	271,097
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 11.46% (SOFR + 7.00%, 2.00% Floor)	2.7%	3,945,066	07/31/28	3,849,816	3,976,626
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 11.46% (SOFR + 7.00%, 2.00% Floor)	0.6%	937,796	07/31/28	925,718	945,298
	Comprehensive Logistics Co., LLC	03/26/24	Revolver - 11.44% (SOFR + 7.00%, 2.00% Floor)	0.2%	366,214	03/26/26	366,214	358,524
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.46% (SOFR + 7.00%, 2.00% Floor)	4.5%	6,827,606	03/26/26	6,733,008	6,684,226
				13.2%			19,563,869	19,696,345
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.96% (SOFR + 6.50%, 1.75% Floor)	1.5%	2,108,570	06/16/28	2,108,570	2,150,742
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.96% (SOFR + 6.50%, 1.75% Floor)	3.4%	5,018,231	06/16/28	4,889,726	5,118,595
				4.9%			6,998,296	7,269,337
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 11.86% (SOFR + 7.50%, 2.00% Floor)	6.0%	9,449,099	08/01/28	9,279,978	9,014,441
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 11.84% (SOFR + 7.50%, 2.00% Floor)	1.0%	1,613,570	08/01/28	1,579,152	1,539,346
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.82% (SOFR + 6.25%, 2.00% Floor)	4.3%	6,398,984	02/24/28	6,354,904	6,379,787
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.82% (SOFR + 6.25%, 2.00% Floor)	0.5%	807,665	02/24/28	794,785	805,242
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 12.99% (SOFR + 8.25%, 1.00% Floor)	2.1%	3,155,997	06/30/27	3,115,970	3,096,033
				13.9%			21,124,789	20,834,849
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 10.93% (SOFR + 6.50%, 4.00% Floor)	3.8%	5,733,969	02/28/29	5,529,270	5,688,098
				3.8%			5,529,270	5,688,098
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Revolver - 13.12% (SOFR + 8.50%, 2.00% Floor)	0.1%	109,864	04/04/29	109,864	109,864
	HydroSource Logistics, LLC	04/05/24	Term Loan - 13.09% (SOFR + 8.50%, 2.00% Floor)	3.5%	5,276,238	04/04/29	5,142,091	5,276,238
				3.6%			5,251,955	5,386,102

TCW Star Direct Lending LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 11.76% (SOFR + 7.25%, 1.75% Floor)	5.2%	$7,902,430	05/31/28	$7,761,722	$7,783,893
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 10.36% (SOFR + 6.00%, 1.25% Floor)	4.7%	7,087,508	05/31/29	6,941,879	7,030,808
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.97% (SOFR + 6.50%, 1.75% Floor)	0.3%	481,928	02/14/25	481,928	477,591
	Signature Brands, LLC	05/05/23	Term Loan - 14.28% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	5.1%	8,403,525	05/04/28	8,274,593	7,596,787
				15.3%			23,460,122	22,889,079
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.72% (SOFR + 6.25%, 2.00% Floor)	4.3%	6,341,783	09/11/28	6,195,452	6,443,252
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.72% (SOFR + 6.25%, 2.00% Floor)	0.6%	898,140	09/11/28	898,140	898,140
				4.9%			7,093,592	7,341,392
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 9.83% (SOFR + 5.50%, 1.75% Floor)	6.0%	9,084,152	10/11/29	8,940,525	8,956,973
				6.0%			8,940,525	8,956,973
Hotels, Restaurants & Leisure
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.66% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	4.0%	6,082,684	02/23/28	5,924,426	5,894,120
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.66% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	0.1%	213,054	02/23/28	213,054	206,450
				4.1%			6,137,480	6,100,570
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.23% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	4.1%	6,988,985	06/16/28	6,870,398	6,059,450
				4.1%			6,870,398	6,059,450
Paper & Forest Products
	Pallet Logistics of America, LLC(3)	11/22/24	Term Loan - 11.01% (SOFR + 6.50%, 1.00% Floor)	2.8%	4,195,123	11/22/29	4,097,671	4,111,220
				2.8%			4,097,671	4,111,220
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.23% (SOFR + 6.88%, 1.50% Floor)	6.3%	9,482,439	12/21/27	9,398,000	9,425,544
				6.3%			9,398,000	9,425,544
Software
	Pango Group(3)	12/09/24	Term Loan - 10.68% (SOFR + 6.25%, 1.50% Floor)	2.6%	3,956,004	12/10/29	3,913,938	3,916,444
	Pango Group	12/09/24	Revolver - 10.68% (SOFR + 6.25%, 1.50% Floor)	0.1%	213,016	12/10/29	213,016	210,885
				2.7%			4,126,954	4,127,329

TCW Star Direct Lending LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Specialty Retail
	D&D Buyer, LLC	10/04/23	Revolver - 11.43% (SOFR + 7.00%, 2.00% Floor)	0.2%	$254,688	10/04/28	$254,688	$254,688
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 11.62% (SOFR + 7.00%, 2.00% Floor)	0.7%	995,036	10/04/28	995,036	995,036
	D&D Buyer, LLC	10/04/23	Term Loan - 11.43% (SOFR + 7.00%, 2.00% Floor)	4.0%	5,883,304	10/04/28	5,736,576	5,895,070
				4.9%			6,986,300	7,144,794
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.36% (SOFR + 7.00%, 1.50% Floor)	0.1%	116,251	07/19/28	116,251	116,019
	CG Buyer, LLC	07/19/23	Term Loan - 11.36% (SOFR + 7.00%, 1.50% Floor)	3.5%	5,251,430	07/19/28	5,150,265	5,240,927
				3.6%			5,266,516	5,356,946

	Total Debt Investments(2)			100.6%			150,651,684	150,147,206
	EQUITY
Energy Equipment & Services
	HydroSource Logistics, LLC(4)(5)	04/05/24	Warrant, expires 4/4/34	0.0%	73		—	35,305
				0.0%			—	35,305
	Total Equity Investments			0.0%			—	35,305
	Total Debt & Equity Investments			100.6%			150,651,684	150,182,511
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.39%, Class X (FGXXX)			5.9%	8,758,707		8,758,707	8,758,707
	Total Cash Equivalents			5.9%	8,758,707		8,758,707	8,758,707
	Total Investments (106.5%)						$159,410,391	$158,941,218
	Net unrealized depreciation on unfunded commitments (-0.2%)							(246,849)
	Liabilities in Excess of Other Assets (-6.3%)							$(9,456,443)
	Net Assets (100.0%)							$149,237,926

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

(4)
Non-income producing.

(5)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities was $35,305, or 0.0% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

TCW Star Direct Lending LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $68,692,639 and $36,676,875, respectively, for the year ended December 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW Star Direct Lending LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2024

	As of December 31,	As of December 31,
	2024	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $150,652 and $117,241, respectively)	$150,183	$118,178
Cash and cash equivalents	9,643	5,490
Short-term investments	—	34,438
Interest income receivable	764	602
Receivable for investments sold	31	—
Prepaid and other assets	25	25
Total Assets	$160,646	$158,733
Liabilities
Repurchase obligations	$6,592	$—
Incentive fee payable	3,588	1,169
Management fee payable	465	369
Unrealized depreciation on unfunded commitments	247	215
Payable for short-term investments purchased	—	34,438
Other liabilities payable to related party	—	10
Other accrued expenses and other liabilities	516	402
Total Liabilities	11,408	36,603
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(207,819)	(246,319)
Common Unitholders’ return of capital	(13,542)	(5,997)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	153,666	122,711
Accumulated overdistributed earnings	(4,428)	(581)
Total Members’ Capital	149,238	122,130
Total Liabilities and Members’ Capital	$160,646	$158,733
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$95.13	$98.17

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2024

	For the year ended December 31,	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2024	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$20,139	$10,498	$37
Interest income paid-in-kind	996	196	—
Other fee income	40	13	—
Total investment income	21,175	10,707	37
Expenses
Incentive fees (Note 4)	2,419	1,169	—
Management fees (Note 4)	1,747	956	4
Interest expense on repurchase transactions	968	1,614	—
Administrative fees	484	483	20
Professional fees	314	313	102
Directors’ fees	255	298	134
Organizational costs	—	—	147
Other expenses	75	31	60
Total expenses	6,262	4,864	467
Net investment income (loss)	14,913	5,843	(430)
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	27	94	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(1,437)	722	(1)
Net realized gain on short-term investments	204	400	—
Net realized and unrealized gain (loss) on investments	(1,206)	1,216	(1)
Net increase (decrease) in Members’ Capital from operations	$13,707	$7,059	$(431)
Basic and diluted:
Income (loss) per unit	$3.65	$1.88	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Statements of Changes in Members' Capital

(Dollar amounts in thousands, except unit data)

December 31, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at July 21, 2022 (Inception)	$1	$—	$1
Net Decrease in Members’ Capital Resulting from Operations:
Net investment loss	—	(430)	(430)
Net change in unrealized appreciation/(depreciation) on investments	—	(1)	(1)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	22,999	—	22,999
Offering costs	(5)	—	(5)
Total Increase (Decrease) in Members’ Capital from July 21, 2022 (Inception) to December 31, 2022	22,994	(431)	22,563
Tax reclassification of Members' Capital	(287)	287	—
Members’ Capital at December 31, 2022	22,708	(144)	22,564
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	5,843	5,843
Net realized gain on investments	—	494	494
Net change in unrealized appreciation/(depreciation) on investments	—	722	722
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	106,000	—	106,000
Distributions to members from:
Distributable earnings	—	(7,496)	(7,496)
Return of capital	(5,997)	—	(5,997)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2023	100,003	(437)	99,566
Members’ Capital at December 31, 2023	122,711	(581)	122,130
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	14,913	14,913
Net realized gain on investments	—	231	231
Net change in unrealized appreciation/(depreciation) on investments	—	(1,437)	(1,437)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	38,500	—	38,500
Distributions to Members from:
Distributable earnings	—	(17,554)	(17,554)
Return of capital	(7,545)	—	(7,545)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2024	30,955	(3,847)	27,108
Members’ Capital at December 31, 2024	$153,666	$(4,428)	$149,238

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2024

	For the year ended December 31,	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$13,707	$7,059	$(431)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(67,697)	(119,153)	(10,150)
Purchases of short-term investments	—	(34,438)	—
Interest income paid in-kind	(996)	(196)	—
Proceeds from sales of short-term investments	34,642	24,963	—
Realized gain on short-term investments	(204)	(400)	—
Proceeds from sales and paydowns of investments	36,677	12,806	—
Realized gain on investments	(27)	(94)	—
Change in net unrealized (appreciation)/depreciation on investments	1,437	(722)	1
Amortization of premium and accretion of discount, net	(1,367)	(454)	(1)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(162)	(595)	(7)
(Increase) decrease in receivable for investments sold	(31)	—	—
(Increase) decrease in prepaid and other assets	—	(25)	—
Increase (decrease) in payable for short-term investments purchased	(34,438)	9,875	—
Increase (decrease) in incentive fees payable	2,419	1,169	—
Increase (decrease) in management fees payable	96	365	4
Increase (decrease) in organizational costs payable to Adviser	—	(147)	147
Increase (decrease) in directors' fees payable to Adviser	—	(134)	134
Increase (decrease) in other liabilities payable to Adviser	(10)	(31)	41
Increase (decrease) in offerings costs payable to Adviser	—	(5)	5
Increase (decrease) in other accrued expenses and other liabilities	114	260	142
Net cash used in operating activities	(15,840)	(99,897)	(10,115)
Cash Flows from Financing Activities
Contributions from Members	38,500	106,000	22,999
Distributions to Members	(25,099)	(13,493)	—
Proceeds from repurchase obligation	61,367	86,131	—
Repayment of repurchase obligation	(54,775)	(86,131)	—
Offering costs	—	—	(5)
Net cash provided by financing activities	19,993	92,507	22,994
Net increase (decrease) in cash and cash equivalents	4,153	(7,390)	12,879
Cash and cash equivalents, beginning of period	5,490	12,880	1
Cash and cash equivalents, end of period	$9,643	$5,490	$12,880
Supplemental and non-cash financing activities
Interest expense paid	$927	$1,034	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2024

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

During the year-ended December 31, 2023, the Company formed three wholly-owned subsidiaries - TCW Star DLG-1 LLC, TCW Star DLG-2 LLC, and TCW Star DLG-3 LLC, each a Delaware limited liability company and each designed to be signatories on debt investments of the Company. During the year-ended December 31, 2024, the Company formed a wholly-owned subsidiary - TCW DL HDR-S LLC, a Delaware limited liability company designed to hold equity investments of the Company.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

December 31, 2024

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

Capital Commitments: As of December 31, 2024, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$207,819	44.6%	3,753,190

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

The Recallable Amount as of December 31, 2024 was $13,542.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

2.
Significant Accounting Policies

Basis of Presentation: The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”).

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

December 31, 2024

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $147 in organizational costs, of which $0 was expensed during the year ended December 31, 2024. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2024, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2024, the Company does not have any investments classified as short-term investments.

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

2.
Significant Accounting Policies (Continued)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. On January 1, 2024, the Company adopted ASU 2023-07 and the adoption did not have a material impact on the consolidated financial statements.

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

December 31, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$150,147	$150,147
Equity	—	—	35	35
Cash equivalents	8,759	—	—	8,759
Total	$8,759	$—	$150,182	$158,941

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

December 31, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2024 and 2023:

	Debt	Equity	Total
Balance, January 1, 2024	$118,178	$—	$118,178
Purchases	68,693	—	68,693
Sales and paydowns of investments	(36,677)	—	(36,677)
Amortization of premium and accretion of discount, net	1,367	—	1,367
Net realized gains	27	—	27
Net change in unrealized appreciation/(depreciation)	(1,441)	35	(1,406)
Balance, December 31, 2024	$150,147	$35	$150,182
Change in net unrealized appreciation/depreciation in investments held as of December 31, 2024	$(1,014)	$35	$(979)

	Debt	Equity	Total
Balance, January 1, 2023	$10,150	$—	$10,150
Purchases	119,349	—	119,349
Sales and paydowns of investments	(12,806)	—	(12,806)
Amortization of premium and accretion of discount, net	454	—	454
Net realized gains	94	—	94
Net change in unrealized appreciation/(depreciation)	937	—	937
Balance, December 31, 2023	$118,178	$—	$118,178
Change in net unrealized appreciation/depreciation in investments held as of December 31, 2023	$937	$—	$937

The Company did not have any transfers between levels during the year ended December 31, 2024 and 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$144,761	Income Method	Discount Rate	10.3% to 22.2%	13.2%	Decrease
Debt	$5,386	Market Method	EBITDA Multiple	6.5x to 7.5x	7.0x	Increase
Equity	$35	Market Method	EBITDA Multiple	6.5x to 7.5x	7.0x	Increase

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

December 31, 2024

4.
Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. On August 12, 2024, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2025.

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

4.
Agreements and Related Party Transactions (Continued)

For the years ended December 31, 2024 and 2023, Management Fees incurred were $1,747 and $956, respectively and $465 and $369, respectively, remained payable as of December 31, 2024 and 2023. For the period from July 21, 2022 (Inception) to December 31, 2022, Management Fees incurred were $4.

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

4.
Agreements and Related Party Transactions (Continued)

For the years ended December 31, 2024 and 2023, Incentive Fees incurred were $2,419 and $1,169, respectively. For the period from July 21, 2022 (Inception) to December 31, 2022, Incentive Fees incurred were $0. The Company has not made any incentive fee payments to the Adviser and as of December 31, 2024 and 2023, the Company's incentive fee payable to the Advisor was $3,588 and $1,169, respectively.

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

December 31, 2024

4.
Agreements and Related Party Transactions (Continued)

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

December 31, 2024

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

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear will, as set forth above, be borne by the Adviser or its affiliates.

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2024 and 2023:

		December 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CF Newco, Inc.	December 2029	$91	$1	$—	$—
CG Buyer, LLC	July 2025	856	2	972	29
Comprehensive Logistics Co., LLC	March 2026	513	11	—	—
CSAT Holdings LLC	June 2028	759	14	1,035	16
D&D Buyer, LLC	October 2025	488	—	1,486	30
D&D Buyer, LLC	October 2028	382	—	424	8
Del Real, LLC	March 2028	—	—	901	—
Fenix Intermediate LLC	March 2026	2,393	81	—	—
Five Star Buyer, Inc.	February 2028	455	14	910	34
Five Star Buyer, Inc.	February 2028	—	—	910	34
Great Kitchens Food Company, Inc.	May 2029	1,196	10	—	—
Hoffmaster Group, Inc.	February 2028	628	2	628	—
HydroSource Logistics, LLC	April 2029	256	—	—	—
Jones Industrial Holdings, Inc.	February 2025	—	—	1,978	—
Pallet Logistics of America, LLC	November 2026	262	5	—	—
Pallet Logistics of America, LLC	November 2029	524	10	—	—
RPM Purchaser, Inc.	September 2025	847	—	1,751	28
Signature Brands, LLC	March 2025	964	92	964	31
Sunland Asphalt & Construction, LLC	December 2024	—	—	2,114	6
VoltaGrid, LLC	September 2025	578	5	—	—
Total		$11,192	$247	$14,073	$215

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, the Company is not aware of any pending or threatened litigation.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

5.
Commitments and Contingencies (Continued)

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

6.
Members' Capital

The Company’s Unit activity for the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022, was as follows:

	Year ended December 31,	Year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2024	2023	2022
Units at beginning of period	3,753,190	3,753,190	—
Units issued and committed during the period	—	—	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190	3,753,190

No deemed distributions and contributions were processed during the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022.

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

The Barclays Transactions entered into during the years ended December 31, 2024, 2023, and 2022 had an average principal balance of $31,958, $47,606 and $246, respectively and a weighted average annual interest rate of 5.57%, 5.11%, and 4.40%, respectively. As of December 31, 2024 and December 31, 2023 the Company had no outstanding Repurchase Obligations with Barclays.

The net proceeds the Company received from the Barclays Transactions during the years ended December 31, 2024, 2023, and 2022 was a net loss of $25 (comprised of interest expense of $229 net of realized gains on short-term investments of $204), $180 (comprised of interest expense of $580 net of realized gains on short-term investments of $400) and $0, respectively.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

7.
Repurchase Obligations (Continued)

The Macquarie Transactions entered into by the Company during the years ended December 31, 2024 and 2023 had an average principal balance of $11,269 and $16,815, respectively, and a weighted average annual interest rate of 8.22% and 8.63%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the tables below, as stipulated in the respective repurchase agreements.

As of December 31, 2024 and December 31, 2023, the Company had $6,592 and $0, respectively, in outstanding Repurchase Obligations with Macquarie associated with repurchase agreements that were entered into on November 22, 2024 and December 9, 2024, respectively. Such Repurchase Obligations were collateralized by the Company’s term loans to Pallet Logistics of America, LLC and Pango Group, respectively. Interest under these Repurchase Obligations is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00020879 or 0.00020621”, respectively, as stipulated in the repurchase agreements. As of December 31, 2024, the remaining contractual maturity of the repurchase agreement with Pallet Logistics of America, LLC was between 31-90 days and the remaining contractual maturity of the repurchase agreement with Pango Group was also between 31-90 days. As of December 31, 2024, the Company's outstanding Repurchase Obligation is categorized as Level 2 within fair value hierarchy.

The net proceeds the Company received from Macquarie Transactions during the years ended December 31, 2024 and 2023 was a net loss of $739 and $1,034, respectively, comprised entirely of interest expense.

Interest expense incurred on the Repurchase Obligations during the years ended December 31, 2024 and 2023 was as follows (dollar amounts in thousands):

	For the year ended December 31,
	2024	2023
Barclays Transactions	$229	$580
Macquarie Transactions	739	1,034
Total Interest expense on repurchase transactions	$968	$1,614

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

8.
Income Taxes (Continued)

As of December 31, 2024, 2023, and 2022 the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of December 31,
	2024	2023	2022
Cost of investments for federal income tax purposes	$159,410	$156,354	$47,564
Unrealized appreciation	$1,514	$1,408	$—
Unrealized depreciation	$(1,983)	$(472)	$(1)
Net unrealized (depreciation) appreciation on investments	$(469)	$936	$(1)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2024, 2023, and 2022. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

	As of December 31,
	2024	2023	2022
Common Unitholders tax reclassification	$—	$—	$(287)
Undistributed net investment (loss) income	$(597)	$—	$287
Accumulated net realized gain (loss)	$597	$—	$—

The tax character of shareholder distributions attributable to the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows:

	For the year ended December 31,	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2024	2023	2022
Ordinary income	$17,083	$7,496	$—
Long-term capital gain	$471	$—	$—
Return of capital	$7,545	$5,997	$—

The tax components of distributable earnings on a tax basis for the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 were as follows:

	For the year ended December 31,	For the year ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2024	2023	2022
Net tax appreciation (depreciation)	$(716)	$721	$(1)
Capital loss carryover	$—	$—	$—
Other cumulative effect of timing differences	$3,712	$(1,303)	$(143)

As of December 31, 2024, the Company had a short-term capital loss carryforward of $0 and a long-term capital loss carryforward of $0.

The Company did not have any unrecognized tax benefits as of December 31, 2024 and 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior three years.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

9.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer, serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in members' capital from operations, changes in members' capital from Company share transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as members' capital, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

10.
Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 is presented below.

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2024(1)	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$98.17	$99.88	$100.00
Income from Investment Operations:
Net investment income (loss)	3.97	1.56	(0.12)
Net realized and unrealized (loss) gain	(0.32)	0.32	0.00
Total income (loss) from investment operations	3.65	1.88	(0.12)
Less Distributions:
From distributable earnings	(4.68)	(1.99)	—
From return of capital	(2.01)	(1.60)	—
Total distributions	(6.69)	(3.59)	—
Net Asset Value Per Unit (accrual base), End of Period	$95.13	$98.17	$99.88
Unitholder Total Return(2)	10.26%	10.53%	(19.20)%
Unitholder IRR before incentive fees(3)	12.16%	11.73%	(37.26)%
Unitholder IRR after all fees and expenses(3)	10.39%	9.95%	(37.26)%
Ratios and Supplemental Data
Members’ Capital, end of period	$149,238	$122,130	$22,564
Units outstanding, end of period	3,753,190	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(4)	4.64%	6.95%	22.32%
Ratio of net investment income to average net assets(4)	11.04%	8.35%	20.55%
Ratio of incentive fees to average net assets(4)	1.79%	1.67%	—%
Portfolio turnover rate	26.51%	17.86%	—%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of December 31, 2024, 2023, and 2022.
(2)
The Total Return for the years ended December 31, 2024 and 2023 and for the period from July 21, 2022 (Inception) to December 31, 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before Advisor incentive fees is 12.16% for the year ended December 31, 2024. The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, and Adviser incentive fees is is 10.39% for the year ended December 31, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(4)
Amounts for the period from July 21, 2022 (Inception) to December 31, 2022 are annualized except for organizational costs.
11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 22, 2025, the Company entered into a Macquarie Transaction with a principal balance of $2,922 and an annual interest rate of 7.29%.