Form 10-Q
period 2025-03-31
TCW Star Direct Lending LLC
filed 2025-05-14
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended March 31, 2025

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

As of March 31, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 13, 2025 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 10.80% (SOFR + 6.50%, 1.75% Floor)	3.7%	$6,125,516	03/28/29	$5,977,447	$5,911,123
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.80% (SOFR + 6.50%, 1.75% Floor)	0.2%	367,347	03/28/29	367,347	354,490
	Superior Industries International, Inc.	08/14/24	Term Loan - 10.32% (SOFR + 6.00%, 2.50% Floor)	2.2%	3,511,180	12/15/28	3,436,146	3,437,445
				6.1%			9,780,940	9,703,058
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 15.06% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	4.7%	7,668,354	06/30/28	7,498,171	7,507,319
	CSAT Holdings LLC	06/30/23	Revolver - 14.94% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	0.3%	552,131	06/30/28	552,131	540,537
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 11.17% (SOFR + 6.75%, 2.00% Floor)	2.5%	3,920,097	07/31/28	3,831,967	3,998,499
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 11.17% (SOFR + 6.75%, 2.00% Floor)	0.6%	931,861	07/31/28	920,686	950,498
	Comprehensive Logistics Co., LLC	03/26/24	Revolver - 11.42% (SOFR + 7.00%, 2.00% Floor)	0.4%	659,186	03/26/26	659,186	642,047
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.42% (SOFR + 7.00%, 2.00% Floor)	4.1%	6,784,118	03/26/26	6,708,963	6,607,731
	Power Acquisition LLC	01/22/25	Term Loan B - 10.04% (SOFR + 5.75%, 1.50% Floor)	3.8%	6,243,464	01/22/30	6,086,640	6,081,134
				16.4%			26,257,744	26,327,765
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.92% (SOFR + 6.50%, 1.75% Floor)	1.4%	2,103,286	06/16/28	2,103,286	2,145,351
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.92% (SOFR + 6.50%, 1.75% Floor)	3.2%	5,018,231	06/16/28	4,898,890	5,118,595
				4.6%			7,002,176	7,263,946
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 11.82% (SOFR + 7.50%, 2.00% Floor)	5.5%	9,386,571	08/01/28	9,230,128	8,729,511
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 11.82% (SOFR + 7.50%, 2.00% Floor)	0.9%	1,602,893	08/01/28	1,571,054	1,490,690
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.54% (SOFR + 6.25%, 2.00% Floor)	4.0%	6,382,406	02/24/28	6,341,884	6,388,789
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.54% (SOFR + 6.25%, 2.00% Floor)	0.5%	805,635	02/24/28	793,794	806,441
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 12.69% (SOFR + 8.25%, 1.00% Floor)	1.9%	3,107,946	06/30/27	3,072,426	3,076,866
				12.8%			21,009,286	20,492,297
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 10.90% (SOFR + 6.50%, 4.00% Floor)	3.5%	5,719,490	02/28/29	5,527,405	5,662,295
	VoltaGrid, LLC	04/09/24	Delayed Draw Term Loan - 10.90% (SOFR + 6.50%, 4.00% Floor)	0.4%	577,741	02/28/29	577,741	571,963
	VoltaGrid, LLC	03/31/25	Delayed Draw Term Loan B - 10.65% (SOFR + 6.25%, 4.00% Floor)	1.4%	2,310,963	02/28/29	2,310,963	2,269,366
				5.3%			8,416,109	8,503,624
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Revolver - 13.08% (SOFR + 8.50%, 2.00% Floor)	0.3%	457,768	04/04/29	457,768	457,768
	HydroSource Logistics, LLC	04/05/24	Term Loan - 13.06% (SOFR + 8.50%, 2.00% Floor)	3.3%	5,215,813	04/04/29	5,091,012	5,215,813
				3.6%			5,548,780	5,673,581

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 11.56% (SOFR + 7.25%, 1.75% Floor)	4.6%	$7,501,245	05/31/28	$7,377,328	$7,373,724
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 10.32% (SOFR + 6.00%, 1.25% Floor)	4.1%	6,542,316	05/31/29	6,415,399	6,496,519
	Great Kitchens Food Company, Inc.	05/31/24	Revolver - 10.32% (SOFR + 6.00%, 1.25% Floor)	0.1%	95,648	05/31/29	95,648	94,978
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 11.05% inc PIK (SOFR + 6.50%, 1.75% Floor, all PIK)	0.3%	495,333	03/31/26	495,333	495,333
	Signature Brands, LLC	05/05/23	Term Loan - 14.07% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	4.2%	8,705,529	05/04/28	8,586,116	6,772,901
				13.3%			22,969,824	21,233,455
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.69% (SOFR + 6.25%, 2.00% Floor)	4.0%	6,325,728	09/11/28	6,189,506	6,452,242
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.69% (SOFR + 6.25%, 2.00% Floor)	0.6%	895,877	09/11/28	895,877	895,877
				4.6%			7,085,383	7,348,119
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 9.80% (SOFR + 5.50%, 1.75% Floor)	5.6%	9,072,782	10/11/29	8,936,738	8,891,327
				5.6%			8,936,738	8,891,327
Hotels, Restaurants & Leisure
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.46% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	3.7%	6,043,765	02/23/28	5,899,058	5,789,926
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.46% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	0.1%	213,480	02/23/28	213,480	204,514
				3.8%			6,112,538	5,994,440
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.20% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	3.9%	6,989,044	06/16/28	6,879,188	6,192,293
				3.9%			6,879,188	6,192,293
Metals & Mining
	Material Sciences Corporation(3)	03/14/25	Term Loan - 10.55% (SOFR + 6.25%, 2.00% Floor)	5.6%	9,202,444	03/14/30	8,997,430	8,995,389
				5.6%			8,997,430	8,995,389
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.76% (SOFR + 6.50%, 1.00% Floor)	0.1%	117,988	11/29/29	117,988	116,336
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.76% (SOFR + 6.50%, 1.00% Floor)	2.6%	4,184,635	11/22/29	4,092,326	4,126,050
				2.7%			4,210,314	4,242,386
Personal Care Products
	Milk Makeup LLC	03/18/25	Revolver - 11.80% (SOFR + 7.50%, 2.00% Floor)	0.2%	394,390	03/18/30	394,390	385,517
	Milk Makeup LLC(3)	03/18/25	Term Loan - 11.80% (SOFR + 7.50%, 2.00% Floor)	5.6%	9,202,444	03/18/30	8,961,753	8,995,389
				5.8%			9,356,143	9,380,906
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.20% (SOFR + 6.88%, 1.50% Floor)	5.8%	9,430,914	12/21/27	9,353,907	9,346,036
				5.8%			9,353,907	9,346,036
Software
	Pango Group	12/09/24	Term Loan - 10.54% (SOFR + 6.25%, 1.50% Floor)	2.4%	3,926,334	12/10/29	3,886,666	3,887,071
	Pango Group	12/09/24	Revolver - 10.55% (SOFR + 6.25%, 1.50% Floor)	0.1%	213,016	12/10/29	213,016	210,885
				2.5%			4,099,682	4,097,956

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Specialty Retail
	D&D Buyer, LLC	10/04/23	Revolver - 10.90% (SOFR + 6.50%, 2.00% Floor)	0.2%	$264,336	10/04/28	$264,336	$264,336
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 10.89% (SOFR + 6.50%, 2.00% Floor)	0.6%	988,801	10/04/28	988,801	988,801
	D&D Buyer, LLC	10/04/23	Term Loan - 10.90% (SOFR + 6.50%, 2.00% Floor)	3.7%	5,846,161	10/04/28	5,709,925	5,857,854
				4.5%			6,963,062	7,110,991
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.32% (SOFR + 7.00%, 1.50% Floor)	0.1%	115,959	07/19/28	115,959	115,032
	CG Buyer, LLC	07/19/23	Term Loan - 11.32% (SOFR + 7.00%, 1.50% Floor)	3.3%	5,251,430	07/19/28	5,157,296	5,209,418
				3.4%			5,273,255	5,324,450

	Total Debt Investments			110.3%			178,252,499	176,122,019
	EQUITY
Commercial Services & Supplies
	CSAT Holdings LLC(4)(5)	03/05/25	Warrant, expires 3/5/32	0.1%	301,543		133,772	161,761
				0.1%			133,772	161,761
Energy Equipment & Services
	HydroSource Logistics, LLC(4)(5)	04/05/24	Warrant, expires 4/4/34	0.1%	73		—	195,422
				0.1%			—	195,422
	Total Equity Investments			0.2%			133,772	357,183
	Total Debt & Equity Investments(2)			110.5%			178,386,271	176,479,202
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.27%, Class X (FGXXX)			5.3%	8,510,036		8,510,036	8,510,036
	Total Cash Equivalents			5.3%	8,510,036		8,510,036	8,510,036
	Total Investments (115.8%)						$186,896,307	$184,989,238
	Net unrealized depreciation on unfunded commitments (-0.1%)							(170,157)
	Liabilities in Excess of Other Assets (-15.7%)							$(25,003,145)
	Net Assets (100.0%)							$159,815,936

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(3)
A portion of such investment is used as collateral for the Company's secured borrowing. See Note 7.

(4)
Non-income producing.

(5)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities was $357,183, or 0.2% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $29,675,060 and $2,180,143, respectively, for the period ended March 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 10.83% (SOFR + 6.50%, 1.75% Floor)	4.0%	$6,140,984	03/28/29	$5,983,372	$5,932,191
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.83% (SOFR + 6.50%, 1.75% Floor)	0.2%	368,275	03/28/29	368,275	355,754
	Superior Industries International, Inc.	08/14/24	Term Loan - 11.88% (SOFR + 7.50%, 2.50% Floor)	2.3%	3,534,860	12/15/28	3,454,300	3,471,233
				6.5%			9,805,947	9,759,178
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 12.84% (SOFR + 8.25%, 2.00% Floor)	5.0%	7,597,326	06/30/28	7,413,047	7,460,574
	CSAT Holdings LLC	06/30/23	Revolver - 12.71% (SOFR + 8.25%, 2.00% Floor)	0.2%	276,066	06/30/28	276,066	271,097
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 11.46% (SOFR + 7.00%, 2.00% Floor)	2.7%	3,945,066	07/31/28	3,849,816	3,976,626
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 11.46% (SOFR + 7.00%, 2.00% Floor)	0.6%	937,796	07/31/28	925,718	945,298
	Comprehensive Logistics Co., LLC	03/26/24	Revolver - 11.44% (SOFR + 7.00%, 2.00% Floor)	0.2%	366,214	03/26/26	366,214	358,524
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.46% (SOFR + 7.00%, 2.00% Floor)	4.5%	6,827,606	03/26/26	6,733,008	6,684,226
				13.2%			19,563,869	19,696,345
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.96% (SOFR + 6.50%, 1.75% Floor)	1.5%	2,108,570	06/16/28	2,108,570	2,150,742
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.96% (SOFR + 6.50%, 1.75% Floor)	3.4%	5,018,231	06/16/28	4,889,726	5,118,595
				4.9%			6,998,296	7,269,337
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 11.86% (SOFR + 7.50%, 2.00% Floor)	6.0%	9,449,099	08/01/28	9,279,978	9,014,441
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 11.84% (SOFR + 7.50%, 2.00% Floor)	1.0%	1,613,570	08/01/28	1,579,152	1,539,346
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.82% (SOFR + 6.25%, 2.00% Floor)	4.3%	6,398,984	02/24/28	6,354,904	6,379,787
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.82% (SOFR + 6.25%, 2.00% Floor)	0.5%	807,665	02/24/28	794,785	805,242
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 12.99% (SOFR + 8.25%, 1.00% Floor)	2.1%	3,155,997	06/30/27	3,115,970	3,096,033
				13.9%			21,124,789	20,834,849
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 10.93% (SOFR + 6.50%, 4.00% Floor)	3.8%	5,733,969	02/28/29	5,529,270	5,688,098
				3.8%			5,529,270	5,688,098
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Revolver - 13.12% (SOFR + 8.50%, 2.00% Floor)	0.1%	109,864	04/04/29	109,864	109,864
	HydroSource Logistics, LLC	04/05/24	Term Loan - 13.09% (SOFR + 8.50%, 2.00% Floor)	3.5%	5,276,238	04/04/29	5,142,091	5,276,238
				3.6%			5,251,955	5,386,102

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 11.76% (SOFR + 7.25%, 1.75% Floor)	5.2%	$7,902,430	05/31/28	$7,761,722	$7,783,893
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 10.36% (SOFR + 6.00%, 1.25% Floor)	4.7%	7,087,508	05/31/29	6,941,879	7,030,808
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.97% (SOFR + 6.50%, 1.75% Floor)	0.3%	481,928	02/14/25	481,928	477,591
	Signature Brands, LLC	05/05/23	Term Loan - 14.28% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	5.1%	8,403,525	05/04/28	8,274,593	7,596,787
				15.3%			23,460,122	22,889,079
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.72% (SOFR + 6.25%, 2.00% Floor)	4.3%	6,341,783	09/11/28	6,195,452	6,443,252
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.72% (SOFR + 6.25%, 2.00% Floor)	0.6%	898,140	09/11/28	898,140	898,140
				4.9%			7,093,592	7,341,392
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 9.83% (SOFR + 5.50%, 1.75% Floor)	6.0%	9,084,152	10/11/29	8,940,525	8,956,973
				6.0%			8,940,525	8,956,973
Hotels, Restaurants & Leisure
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.66% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	4.0%	6,082,684	02/23/28	5,924,426	5,894,120
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.66% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	0.1%	213,054	02/23/28	213,054	206,450
				4.1%			6,137,480	6,100,570
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.23% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	4.1%	6,988,985	06/16/28	6,870,398	6,059,450
				4.1%			6,870,398	6,059,450
Paper & Forest Products
	Pallet Logistics of America, LLC(3)	11/22/24	Term Loan - 11.01% (SOFR + 6.50%, 1.00% Floor)	2.8%	4,195,123	11/22/29	4,097,671	4,111,220
				2.8%			4,097,671	4,111,220
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.23% (SOFR + 6.88%, 1.50% Floor)	6.3%	9,482,439	12/21/27	9,398,000	9,425,544
				6.3%			9,398,000	9,425,544
Software
	Pango Group(3)	12/09/24	Term Loan - 10.68% (SOFR + 6.25%, 1.50% Floor)	2.6%	3,956,004	12/10/29	3,913,938	3,916,444
	Pango Group	12/09/24	Revolver - 10.68% (SOFR + 6.25%, 1.50% Floor)	0.1%	213,016	12/10/29	213,016	210,885
				2.7%			4,126,954	4,127,329

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Specialty Retail
	D&D Buyer, LLC	10/04/23	Revolver - 11.43% (SOFR + 7.00%, 2.00% Floor)	0.2%	$254,688	10/04/28	$254,688	$254,688
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 11.62% (SOFR + 7.00%, 2.00% Floor)	0.7%	995,036	10/04/28	995,036	995,036
	D&D Buyer, LLC	10/04/23	Term Loan - 11.43% (SOFR + 7.00%, 2.00% Floor)	4.0%	5,883,304	10/04/28	5,736,576	5,895,070
				4.9%			6,986,300	7,144,794
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.36% (SOFR + 7.00%, 1.50% Floor)	0.1%	116,251	07/19/28	116,251	116,019
	CG Buyer, LLC	07/19/23	Term Loan - 11.36% (SOFR + 7.00%, 1.50% Floor)	3.5%	5,251,430	07/19/28	5,150,265	5,240,927
				3.6%			5,266,516	5,356,946

	Total Debt Investments			100.6%			150,651,684	150,147,206
	EQUITY
Energy Equipment & Services
	HydroSource Logistics, LLC(4)(5)	04/05/24	Warrant, expires 4/4/34	0.0%	73		—	35,305
				0.0%			—	35,305
	Total Equity Investments			0.0%			—	35,305
	Total Debt & Equity Investments(2)			100.6%			150,651,684	150,182,511
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.27%, Class X (FGXXX)			5.9%	8,758,707		8,758,707	8,758,707
	Total Cash Equivalents			5.9%	8,758,707		8,758,707	8,758,707
	Total Investments (106.5%)						$159,410,391	$158,941,218
	Net unrealized depreciation on unfunded commitments (-0.2%)							(246,849)
	Liabilities in Excess of Other Assets (-6.3%)							$(9,456,443)
	Net Assets (100.0%)							$149,237,926

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(3)
A portion of such investment is used as collateral for the Company's secured borrowing. See Note 7.

(4)
Non-income producing.

(5)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities was $35,305, or 0.0% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 6-Month

PIK - Payment-In-Kind

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $68,692,639 and $36,676,875, respectively, for the period ended December 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2025

	As of March 31,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $178,386 and $150,652, respectively)	$176,479	$150,183
Cash and cash equivalents	8,537	9,643
Interest income receivable	886	764
Receivable for investments sold	131	31
Prepaid expenses	13	25
Total Assets	$186,046	$160,646
Liabilities
Repurchase obligations	$17,991	$6,592
Payable for investments purchased	2,311	—
Incentive fee payable	4,043	3,588
Management fee payable	978	465
Unrealized depreciation on unfunded commitments	170	247
Other accrued expenses and other liabilities	737	516
Total Liabilities	26,230	11,408
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(194,819)	(207,819)
Common Unitholders’ return of capital	(13,542)	(13,542)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	166,666	153,666
Accumulated undistributed (overdistributed) earnings	(6,850)	(4,428)
Total Members’ Capital	159,816	149,238
Total Liabilities and Members’ Capital	$186,046	$160,646
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$94.49	$95.13

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	For the three months ended March 31,
	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$4,931	$4,306
Interest income paid-in-kind	468	110
Total investment income	5,399	4,416
Expenses
Management fees	513	382
Incentive fees	455	460
Interest expense on repurchase transactions	210	136
Administrative fees	120	120
Professional fees	69	118
Directors' fees	50	62
Insurance expense	13	13
Other expenses	30	—
Total expenses	1,460	1,291
Net investment income	3,939	3,125
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	—	26
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(1,361)	(660)
Net realized gain on short-term investments	—	112
Net realized and unrealized loss on investments	(1,361)	(522)
Net increase in Members’ Capital from operations	$2,578	$2,603
Basic and diluted:
Income per unit	$0.69	$0.69
Units Outstanding	3,753,190	3,753,190

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2024	$122,711	$(581)	$122,130
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	3,125	3,125
Net realized gain on investments	—	138	138
Net change in unrealized appreciation/(depreciation) on investments	—	(660)	(660)
Total Increase in Members’ Capital for the three months ended March 31, 2024	—	2,603	2,603
Members’ Capital at March 31, 2024	$122,711	$2,022	$124,733

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2025	$153,666	$(4,428)	$149,238
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	3,939	3,939
Net change in unrealized appreciation/(depreciation) on investments	—	(1,361)	(1,361)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	13,000	—	13,000
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2025	13,000	(2,422)	10,578
Members’ Capital at March 31, 2025	$166,666	$(6,850)	$159,816

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$2,578	$2,603
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(29,207)	(16,810)
Purchases of short-term investments	—	(29,577)
Interest income paid in-kind	(468)	(110)
Proceeds from sales of short-term investments	—	34,550
Realized gain on short-term investments	—	(112)
Proceeds from sales and paydowns of investments	2,180	2,443
Realized gain on investments	—	(26)
Change in net unrealized (appreciation)/depreciation on investments	1,361	660
Amortization of premium and accretion of discount, net	(240)	(179)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(122)	(3)
(Increase) decrease in receivable for investments sold	(100)	(52)
(Increase) decrease in prepaid expenses	12	12
Increase (decrease) in payable for investments purchased	2,311	—
Increase (decrease) in payable for short-term investments purchased	—	(4,861)
Increase (decrease) in incentive fees payable	455	459
Increase (decrease) in management fees payable	513	382
Increase (decrease) in other liabilities payable to related party	—	(10)
Increase (decrease) in other accrued expenses and other liabilities	221	249
Net cash used in operating activities	(20,506)	(10,382)
Cash Flows from Financing Activities
Contribution from Members	13,000	—
Distributions to Members	(5,000)	—
Proceeds from repurchase obligation	20,913	11,026
Repayment of repurchase obligation	(9,513)	—
Net cash provided by financing activities	19,400	11,026
Net (decrease) increase in cash and cash equivalents	(1,106)	644
Cash and cash equivalents, beginning of period	9,643	5,490
Cash and cash equivalents, end of period	$8,537	$6,134
Supplemental and non-cash financing activities
Interest expense paid	$193	$121

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

Commitment Period: The Commitment Period commenced on the Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser, and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) four years from December 21, 2022, which is the date in which the Company first completed an investment. The Commitment Period automatically extends for successive one-year periods beginning December 21, 2025, so that immediately following such extension, the Commitment Period will expire two years from the extension date. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e., more than 85%) of their business time to the investment activities of the Company and the Related Entities; or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability (the occurrence of such an event, a “Key Person Departure”); provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

Capital Commitments: As of March 31, 2025, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$194,819	48.1%	3,753,190

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

The Recallable Amount as of March 31, 2025 was $13,542.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

2.
Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission ("SEC") on March 26, 2025.

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2025, PIK interest income earned was $468, representing 8.7% of investment income. For the three months ended March 31, 2024, PIK interest income earned was $110, representing 2.5% of investment income.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

2.
Significant Accounting Policies (Continued)

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $148 in organizational costs, of which $0 was expensed during the three months ended March 31, 2025. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2025, short-term investments are comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

March 31, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), may include common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$176,122	$176,122
Equity	—	—	357	357
Cash equivalents	8,510	—	—	8,510
Total	$8,510	$—	$176,479	$184,989

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$150,147	$150,147
Equity	—	—	35	35
Cash equivalents	8,759	—	—	8,759
Total	$8,759	$—	$150,182	$158,941

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2025:

	Debt	Equity	Total
Balance, January 1, 2025	$150,147	$35	$150,182
Purchases, including payments received in-kind	29,541	134	29,675
Sales and paydowns of investments	(2,180)	—	(2,180)
Amortization of premium and accretion of discount, net	240	—	240
Net change in unrealized appreciation/(depreciation)	(1,626)	188	(1,438)
Balance, March 31, 2025	$176,122	$357	$176,479
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2025	$(1,626)	$188	$(1,438)

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

The Company did not have any transfers between levels during the three months ended March 31, 2025 and 2024.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$148,850	Income Method	Discount Rate	7.7% to 20.9%	12.3%	Decrease
Debt	$12,942	Market Method	EBITDA Multiple	6.5x to 7.8x	7.1x	Increase
Debt	$9,381	Market Method	Indicative Bid	97.8% to 97.8%	97.8%	Increase
Debt	$4,949	Income Method	Discount Rate	9.4% to 10.5%	9.9%	Decrease
			Take Out Indication	102.0% to 102.0%	102.0%	Increase
Equity	$357	Market Method	EBITDA Multiple	5.5x to 7.5x	6.5x	Increase

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

4.
Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution for an initial two-year term. Unless earlier terminated, the Advisory Agreement will continue in effect for additional one-year terms thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. On August 12, 2024, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2025.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

4.
Agreements and Related Party Transactions (Continued)

Pursuant to the Advisory Agreement, the Adviser:

•
formulates and implements the Company's investment program;
•
determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes;
•
identifies/sources, researches, evaluates and negotiates the structure of the investments made by the Company (including due diligence on prospective Portfolio Companies);
•
closes, monitors and administers the Company's investments, including the exercise of any rights in its capacity as a lender;
•
determines the securities and other assets that the Company will originate, purchase, retain, or sell;
•
places orders for the purchase or sale of portfolio securities for the Company's account with broker-dealers selected by the Adviser;
•
pays such expenses as are incurred by it in connection with providing the foregoing services, subject to the reimbursement of certain expenses incurred on behalf of the Company to the extent described in the Administration Agreement (as defined below);
•
coordinates with the Administrator (as defined below) and;
•
provides the Company with such other investment advisory, research, and related services as the Company may, from time to time, reasonably require for the investment of its funds, including providing operating and managerial assistance to the Company and its portfolio companies as required.

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

For the three months ended March 31, 2025, Management Fees incurred were $513 and $978 remained payable as of March 31, 2025.

For the three months ended March 31, 2024, Management Fees incurred were $382 and $751 remained payable as of March 31, 2024.

In addition, the Adviser receives an incentive fee (the “Incentive Fee”) as follows:

(a)
First, no Incentive Fee is owed until the Common Unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their Aggregate Contributions (as defined in the LLC Agreement) to the Company in respect of all the Common Units;
(b)
Second, no Incentive Fee is owed until the Common Unitholders have collectively received cumulative distributions equal to a 6.5% internal rate of return on their Aggregate Contributions to the Company in respect of all Common Units (the "Hurdle");
(c)
Third, the Adviser is entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Common Unitholders until such time as the Incentive Fee paid to the Adviser is equal to 15% of the sum of (A) the amount by which the Hurdle exceeds the Aggregate Contributions of the Common Unitholders in respect of all Common Units and (B) the amount of Incentive Fee being paid to the Adviser pursuant to this component (c); and

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

4.
Agreements and Related Party Transactions (Continued)
(d)
Thereafter, the Adviser is entitled to an Incentive Fee equal to 15% of additional amounts otherwise distributable to Common Unitholders in respect of all Common Units, with the remaining 85% distributed to the Common Unitholders.

The Incentive Fee is calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the Common Unitholders.

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

For the three months ended March 31, 2025 and 2024, Incentive Fees incurred were $455 and $460, respectively. The Company has not made any incentive fee payments to the Adviser, and as of March 31, 2025 and December 31, 2024, the Company's incentive fee payable to the Advisor was $4,043 and $3,588, respectively.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

4.
Agreements and Related Party Transactions (Continued)

Administration Agreement: On September 15, 2022, the Company entered into an Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”). Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator oversees the maintenance of the Company’s financial records and otherwise assists with the Company’s compliance with BDC and RIC rules, monitors the payment of expenses, oversees the performance of administrative and professional services rendered to the Company by others, is responsible for the financial and other records that the Company is required to maintain, prepares and disseminates reports to the Unitholders and reports and other materials to be filed with the SEC or other regulators, assists the Company in determining and publishing (as necessary or appropriate) its net asset value, oversees the preparation and filing of tax returns, generally oversees the payment of expenses and provides such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to the Company Expenses Limitation (as defined below). The Administrator agrees that it will not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

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

March 31, 2025

4.
Agreements and Related Party Transactions (Continued)

Expenses: The Company, and indirectly the Unitholders, bears all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below, and which shall be borne by the Adviser), in connection with the Company’s organization, operations, administration and transactions (“Company Expenses”). Company Expenses include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the Company’s financial and legal affairs, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Company’s LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CF Newco, Inc.	December 2029	$91	$1	$91	$1
CG Buyer, LLC	July 2025	856	7	856	2
Comprehensive Logistics Co., LLC	March 2026	220	6	513	11
CSAT Holdings LLC	June 2028	483	10	759	14
D&D Buyer, LLC	October 2025	488	—	488	—
D&D Buyer, LLC	October 2028	617	—	382	—
Fenix Intermediate LLC	March 2026	2,393	82	2,393	81
Five Star Buyer, Inc.	February 2028	455	19	455	14
Great Kitchens Food Company, Inc.	May 2029	1,100	8	1,196	10
Hoffmaster Group, Inc.	February 2028	628	—	628	2
HydroSource Logistics, LLC	April 2029	92	—	256	—
Jones Industrial Holdings, Inc.	March 2030	1,183	27	—	—
Pallet Logistics of America, LLC	November 2026	262	4	262	5
Pallet Logistics of America, LLC	November 2029	406	6	524	10
RPM Purchaser, Inc.	September 2025	847	—	847	—
Signature Brands, LLC	March 2025	—	—	964	92
VoltaGrid, LLC	September 2025	—	—	578	5
Total		$10,121	$170	$11,192	$247

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, the Company is not aware of any pending or threatened litigation.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

6.
Members' Capital

The Company’s Unit activity for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Units at beginning of period	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three months ended March 31, 2025 and 2024.

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

The Company did not enter into any Barclays Transactions during the three months ended March 31, 2025. The Barclays Transactions entered into during the three months ended March 31, 2024 had an average principal balance of $34,431 and a weighted average annual interest rate of 5.61%. As of March 31, 2025 and December 31, 2024 the Company had no outstanding Repurchase Obligations with Barclays.

The net proceeds the Company received from the Barclays Transactions during the three months ended March 31, 2024 was a net loss of $9 (comprised of interest expense of $121 net of realized gains on short-term investments of $112).

The Macquarie Transactions entered into by the Company during the three months ended March 31, 2025 and 2024 had an average principal balance of $11,394 and $3,711, respectively, and a weighted average annual interest rate of 7.49% and 8.49%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

7.
Repurchase Obligations (Continued)

As of March 31, 2025 and December 31, 2024, the Company had $17,991 and $6,592, respectively, in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligation outstanding as of March 31, 2025 is associated with repurchase agreements that were entered into on March 14, 2025 and March 18, 2025 respectively. Such Repurchase Obligations were collateralized by the Company’s term loans to Material Sciences Corporation and Milk Makeup LLC, respectively. Interest under these Repurchase Obligations is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00020272 or 0.00020261”, respectively, as stipulated in the repurchase agreements. As of March 31, 2025, the remaining contractual maturity of the repurchase agreements with Material Sciences Corporation and Milk Makeup LLC was between 31-90 days.

The Repurchase Obligation outstanding as of December 31, 2024 is associated with repurchase agreements that were entered into on November 22, 2024 and December 9, 2024, respectively. Such Repurchase Obligations were collateralized by the Company’s term loans to Pallet Logistics of America, LLC and Pango Group, respectively. Interest under these Repurchase Obligations is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00020879 or 0.00020621”, respectively, as stipulated in the repurchase agreements. As of December 31, 2024, the remaining contractual maturity of the repurchase agreements with Pallet Logistics of America, LLC and Pango Group was between 31-90 days.

As of March 31, 2025 and December 31, 2024, the Company's outstanding Repurchase Obligation is categorized as Level 2 within fair value hierarchy.

The net proceeds the Company received from Macquarie Transactions during the three months ended March 31, 2025 and 2024 was a net loss of $210 and $15, respectively, comprised entirely of interest expense.

Interest expense incurred on the Repurchase Obligations during the three months ended March 31, 2025 and 2024 was as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024
Barclays Transactions	$—	$121
Macquarie Transactions	210	15
Total Interest expense on repurchase transactions	$210	$136

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

As of March 31, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2025	December 31, 2024
Cost of investments for federal income tax purposes	$186,896	$159,410
Unrealized appreciation	$1,627	$1,514
Unrealized depreciation	$(3,534)	$(1,983)
Net unrealized appreciation (depreciation) on investments	$(1,907)	$(469)

The Company did not have any unrecognized tax benefits as of December 31, 2024, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

10.
Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2025 and 2024 is presented below.

	For the three months ended March 31,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$95.13	$98.17
Income from Investment Operations:
Net investment income	1.05	0.83
Net realized and unrealized (loss) gain	(0.36)	(0.14)
Total income from investment operations	0.69	0.69

Distributions from distributable earnings	(1.33)	—
Total distributions(2)	(1.33)	—
Net Asset Value Per Unit (accrual base), End of Period	$94.49	$98.86
Unitholder Total Return(2)(3)	1.67%	2.04%
Unitholder IRR before incentive fee(4)	11.62%	11.32%
Unitholder IRR(4)	9.95%	9.61%
Ratios and Supplemental Data:
Members’ Capital, end of period	$159,816	$124,733
Units outstanding, end of period	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(5)	3.91%	4.20%
Ratio of net investment income to average net assets(5)	10.55%	10.17%
Ratio of incentive fees to average net asset(5)	1.22%	1.50%
Portfolio turnover rate(3)	1.36%	2.00%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2025 and 2024.
(2)
The Total Return for the three months ended March 31, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 11.62% through March 31, 2025. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 9.95% through March 31, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 14, 2025, the Company entered into a Repurchase Transaction with Macquarie in the amount of $5,335.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Star Direct Lending LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Star Direct Lending LLC and where appropriate in the context, its wholly-owned subsidiaries.

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
•
the impact of current global economic conditions, including those caused by inflation, an elevated interest rate environment and geopolitical events;
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
•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry and the risk of recession or a shutdown of government services;
•
changes or potential disruptions in our operations and the operations of our portfolio companies, the economy, financial markets or political environment, including those caused by tariffs and trade disputes with other countries, supply chain issues, inflation and an elevated interest rate environment;
•
risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;

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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 26, 2025.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward- looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of March 31, 2025, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

Our Commitment Period commenced on the Closing Date and will on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) December 21, 2022, which is four years from the date in which the Company first completed an investment. The Commitment Period automatically extends for successive one-year periods beginning December 21, 2025, so that immediately following such extension, the Commitment Period will expire two years from the extension date. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Advisory Agreement.

We, and indirectly our Unitholders, bear all costs, expenses and liabilities in connection with our operations, administration and transactions, including, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and issuance of interests in a Related Entity organized and managed by TCW as a feeder fund for the Company; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administration and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes or other governmental charges assessed against us; (n) independent directors' fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, "no-action" positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing our financial statements or tax returns or providing similar "back office" financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with our termination, liquidation or dissolution or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

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

All Adviser Operating Expenses and all our expenses that we will not bear, as set forth above, are borne by the Adviser or its affiliates.

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of March 31, 2025, we have incurred $0.1 million in organizational costs since inception, of which $0 was expensed during three months ended March 31, 2025. Since inception, we have incurred $5.2 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 3 to our consolidated financial statements for more information on our critical accounting policies.

Investments that we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), generally includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Income Recognition

Interest income and interest income paid-in-kind are recorded on an accrual basis unless doubtful of collection or the related investment is in default.

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2025, PIK interest income earned was $0.5 million, representing 8.7% of investment income. For the three months ended March 31, 2024, PIK interest income earned was $0.1 million, representing 2.5% of investment income.

Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

We may enter into certain intercreditor agreements that entitle us to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, we may receive a higher interest rate than the contractual stated interest rate as disclosed on our Consolidated Schedule of Investments.

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. We earn an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Investment Activity

As of March 31, 2025, our portfolio consisted of 46 debt investments and 2 equity investments. Based on fair values as of March 31, 2025, our portfolio was 99.8% invested in debt investments which were all senior secured term and revolving loans and 0.2% invested in an equity investment which was a warrant.

As of December 31, 2024, our portfolio consisted of 38 debt investments and one equity investments. Based on fair values as of December 31, 2024, our portfolio was 100.0% invested in debt investments which were all senior secured term and revolving loans and 0.0% invested in an equity investment which was a warrant.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2025:

Industry	Percent of Total Investments
Commercial Services & Supplies	15%
Food Products	12%
Containers & Packaging	12%
Automobile Components	6%
Personal Care Products	5%
Professional Services	5%
Metals & Mining	5%
Health Care Equipment & Supplies	5%
Electrical Equipment	5%
Ground Transportation	4%
Construction & Engineering	4%
Specialty Retail	4%
Machinery	4%
Hotels, Restaurants & Leisure	4%
Energy Equipment & Services	3%
Transportation Infrastructure	3%
Paper & Forest Products	2%
Software	2%
Total	100%

Results of Operations

Our operating results for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024
Total investment income	$5,399	$4,416
Total expenses	1,460	1,291
Net investment income	3,939	3,125
Net realized gain on investments	—	26
Net change in unrealized appreciation/(depreciation) on investments	(1,361)	(660)
Net realized gain on short-term investments	—	112
Net increase in Members’ Capital from operations	$2,578	$2,603

Total investment income

Total investment income for the three months ended March 31, 2025 and 2024 was $5.4 million and $4.4 million, respectively. Total investment income for the three months ended March 31, 2025 and 2024 included interest income (including interest income paid-in-kind) of $5.4 million and $4.4 million, respectively.

The increase in total investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily attributable to the increase in our portfolio of debt investments which increased from 24 as of March 31, 2024 to 46 as of March 31, 2025.

Total Expenses

Expenses for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024
Expenses
Management fees	$513	$382
Incentive fees	455	460
Interest expense on repurchase transactions	210	136
Administrative fees	120	120
Professional fees	69	118
Directors' fees	50	62
Insurance expense	13	13
Other expenses	30	—
Total expenses	$1,460	$1,291

Our total operating expenses for the three months ended March 31, 2025 and 2024 were $1.5 million and $1.3 million, respectively. Our operating expenses for the three months ended March 31, 2025 and 2024 include management fees attributed to the Adviser of $0.5 million and $0.4 million, respectively, and incentive fees attributed to the Adviser of $0.5 million and $0.5, respectively. Our expenses for the three months ended March 31, 2025 and 2024 also include interest expense incurred on repurchase transactions of $0.2 million and $0.1 million, respectively. The total increase in our expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to an increase in management fees which increased due to increases in the investment cost basis for which management fees are based. Interest expense on repurchase transactions also increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to an increase in the average outstanding principal balance which was partially offset by a decrease in the average interest rate.

Net investment income

Net investment income for the three months ended March 31, 2025 and 2024 was $3.9 million and $3.1 million, respectively. The increase in net income is primarily attributable to the increase in total investment income which was partially offset by an increase in expenses, as described above.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended March 31, 2025 and 2024 was ($1.4) million and ($0.7) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(1,135)
The HC Companies, Inc.	Term Loan	(235)
Mark Andy, Inc.	Term Loan	124
HydroSource Logistics, LLC	Warrant, expires 4/4/34	160
All others	Various	(275)
Net change in unrealized appreciation/(depreciation)		$(1,361)

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

Net realized gain on non-controlled/non-affiliated investments

During the three months ended March 31, 2025 and 2024 we recognized $0 and $26.0 thousand in realized gains on non-controlled/non-affiliated investments. We did not recognize a realized gain on investments during the three months ended March 31, 2025 as none of our investments were disposed of during the period. Our realized gain during the three months ended March 31, 2024 was entirely due to the partial disposition of our Florida Marine Transporters, LLC term loan.

Net realized gain on short-term investments

During the three months ended March 31, 2025 and 2024 we recognized $0 and $0.1 million, respectively, in realized gains from our short-term investments in government treasuries.

Net Increase in Members' Capital from Operations

Our increase in Members' Capital from Operations during the three months ended March 31, 2025 and 2024 was $2.6 million and $2.6 million, respectively.

The Net Increase in Members’ Capital from operations during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 remained stable as the increase in net investment income described above was offset by unrealized losses of $1.4 million during the three months ended March 31, 2025.

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

As of March 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	March 31, 2025	December 31, 2024
Commitments	$375,319	$375,319
Undrawn commitments	$194,819	$246,319
Percentage of commitments funded	48.1%	34.4%
Units	3,753,190	3,753,190

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

We did not enter into any Barclays Transactions during the three months ended March 31, 2025. The Barclays Transactions entered into during the three months ended March 31, 2024 had an average principal balance of $34.4 million and a weighted average annual interest rate of 5.61%. As of March 31, 2025 and December 31, 2024 we had no outstanding Repurchase Obligations with Barclays.

The net proceeds we received from the Barclays Transactions during the three months ended March 31, 2024 was a net loss of $9.0 thousand (comprised of interest expense of $0.1 million net of realized gains on short-term investments of $0.1 million).

The Macquarie Transactions entered into by us during the three months ended March 31, 2025 and 2024 had an average principal balance of $11.4 million and $3.7 million, respectively, and a weighted average annual interest rate of 7.49% and 8.49%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

As of March 31, 2025 and December 31, 2024, we had $18.0 million and $$6.6 million, respectively, in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligation outstanding as of March 31, 2025 is associated with repurchase agreements that were entered into on March 14, 2025 and March 18, 2025 respectively. Such Repurchase Obligations were collateralized by our term loans to Material Sciences Corporation and Milk Makeup LLC, respectively. Interest under these Repurchase Obligations is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00020272 or 0.00020261”, respectively, as stipulated in the repurchase agreements. As of March 31, 2025, the remaining contractual maturity of the repurchase agreement with Material Sciences Corporation was between 31-90 days and the remaining contractual maturity of the repurchase agreement with Milk Makeup LLC was also between 31-90 days.

The Repurchase Obligation outstanding as of December 31, 2024 is associated with repurchase agreements that were entered into on November 22, 2024 and December 9, 2024, respectively. Such Repurchase Obligations were collateralized by our term loans to Pallet Logistics of America, LLC and CF Newco, Inc., respectively. Interest under these Repurchase Obligations is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00020879 or 0.00020621”, respectively, as stipulated in the repurchase agreements. As of December 31, 2024, the remaining contractual maturity of the repurchase agreement with Pallet Logistics of America, LLC was between 31-90 days and the remaining contractual maturity of the repurchase agreement with CF Newco, Inc.. was also between 31-90 days.

As of March 31, 2025 and December 31, 2024, our outstanding Repurchase Obligation is categorized as Level 2 within fair value hierarchy.

The net proceeds we received from Macquarie Transactions during the three months ended March 31, 2025 and 2024 was a net loss of $0.2 million and $15.0 thousand, respectively, comprised entirely of interest expense.

Interest expense incurred on the Repurchase Obligations during the three months ended March 31, 2025 and 2024 was as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024
Barclays Transactions	$—	$121
Macquarie Transactions	210	15
Total Interest expense on repurchase transactions	$210	$136

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk changes in interest rates.

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Adviser, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk. As of March 31, 2025, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of March 31, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$5,520
Up 200 basis points	3,680
Up 100 basis points	1,840
Down 100 basis points	(1,787)
Down 200 basis points	(3,534)
Down 300 basis points	(4,573)

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, on our performance.

There have been significant changes to United States trade policies, agreements and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, agreements and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.

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

TCW STAR DIRECT LENDING LLC
Date: May 13, 2025	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: May 13, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer