Form 10-Q
period 2025-06-30
TCW Star Direct Lending LLC
filed 2025-08-12
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended June 30, 2025

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

As of June 30, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2025 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 11.05% (SOFR + 6.75%, 1.75% Floor)	2.9%	$6,110,047	03/28/29	$5,971,577	$5,847,315
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 11.05% (SOFR + 6.75%, 1.75% Floor)	0.2%	366,420	03/28/29	366,420	350,664
	Superior Industries International, Inc.	08/14/24	Term Loan - 11.83% inc PIK (SOFR + 7.50%, 2.50% Floor, all PIK)	1.2%	3,591,534	12/15/28	3,521,543	2,312,948
	Superior Industries International, Inc.	06/04/25	Delayed Draw Term Loan - 12.32% inc PIK (SOFR + 8.00%, 3.50% Floor, all PIK)	0.0%	72,532	06/04/26	72,532	72,532
				4.3%			9,932,072	8,583,459
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 15.06% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	3.7%	7,662,568	06/30/28	7,506,448	7,386,716
	CSAT Holdings LLC	06/30/23	Revolver - 15.06% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	0.3%	552,131	06/30/28	552,131	532,255
	Comprehensive Logistics Co., LLC	03/26/24	Revolver - 11.98% (SOFR + 7.50%, 2.00% Floor)	0.3%	622,564	03/26/26	622,564	610,113
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.98% (SOFR + 7.50%, 2.00% Floor)	3.3%	6,740,630	03/26/26	6,684,885	6,605,817
	Power Acquisition LLC	01/22/25	Term Loan B - 10.02% (SOFR + 5.75%, 1.50% Floor)	3.0%	6,212,247	01/22/30	6,064,288	6,050,729
				10.6%			21,430,316	21,185,630
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 11.43% (SOFR + 7.00%, 1.75% Floor)	1.2%	2,098,001	06/16/28	2,098,001	2,139,961
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.43% (SOFR + 7.00%, 1.75% Floor)	2.6%	5,018,231	06/16/28	4,908,157	5,118,595
				3.8%			7,006,158	7,258,556
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 11.78% (SOFR + 7.50%, 2.00% Floor)	4.3%	9,324,042	08/01/28	9,180,251	8,531,498
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 11.78% (SOFR + 7.50%, 2.00% Floor)	0.7%	1,592,215	08/01/28	1,562,952	1,456,877
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.57% (SOFR + 6.25%, 2.00% Floor)	3.1%	6,151,296	02/24/28	6,115,597	6,163,598
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.57% (SOFR + 6.25%, 2.00% Floor)	0.4%	776,524	02/24/28	766,091	778,077
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 12.68% (SOFR + 8.25%, 1.00% Floor)	1.5%	3,059,894	06/30/27	3,028,805	3,047,654
				10.0%			20,653,696	19,977,704
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 10.90% (SOFR + 6.50%, 4.00% Floor)	2.8%	5,705,010	02/28/29	5,525,613	5,670,780
	VoltaGrid, LLC	04/09/24	Delayed Draw Term Loan - 10.90% (SOFR + 6.50%, 4.00% Floor)	0.3%	576,296	02/28/29	576,296	572,839
	VoltaGrid, LLC	03/31/25	Delayed Draw Term Loan B - 10.65% (SOFR + 6.25%, 4.00% Floor)	1.1%	2,305,186	02/28/29	2,305,186	2,272,913
				4.2%			8,407,095	8,516,532
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Revolver - 13.06% (SOFR + 8.50%, 2.00% Floor)	0.2%	457,767	04/04/29	457,767	457,767
	HydroSource Logistics, LLC	04/05/24	Term Loan - 13.06% (SOFR + 8.50%, 2.00% Floor)	2.6%	5,199,333	04/04/29	5,082,660	5,199,333
	HydroSource Logistics, LLC	04/14/25	3rd Amendment Term Loan - 13.06% (SOFR + 8.50%, 2.00% Floor)	3.4%	6,800,495	04/04/29	6,545,333	6,800,495
				6.2%			12,085,760	12,457,595

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 11.21% (SOFR + 6.88%, 1.75% Floor)	3.7%	$7,445,041	05/31/28	$7,331,735	$7,311,030
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 10.33% (SOFR + 6.00%, 1.25% Floor)	3.2%	6,451,450	05/31/29	6,333,784	6,425,644
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 13.94% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	0.3%	509,291	05/04/28	509,291	509,291
	Signature Brands, LLC	05/05/23	Term Loan - 13.94% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	2.9%	9,019,064	05/04/28	8,909,276	5,871,411
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 22.03% inc PIK (SOFR + 17.50%, 1.75% Floor, all PIK)	0.9%	1,803,910	05/04/28	1,738,094	1,803,910
				11.0%			24,822,180	21,921,286
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.69% (SOFR + 6.25%, 2.00% Floor)	3.2%	6,309,673	09/11/28	6,183,617	6,372,769
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.69% (SOFR + 6.25%, 2.00% Floor)	0.4%	893,615	09/11/28	893,615	893,615
				3.6%			7,077,232	7,266,384
Health Care Equipment & Supplies
	Connect America.com, LLC	10/11/24	Last Out Term Loan - 9.80% (SOFR + 5.50%, 1.75% Floor)	4.5%	9,061,413	10/11/29	8,933,015	8,880,185
				4.5%			8,933,015	8,880,185
Hotels, Restaurants & Leisure
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.43% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	2.9%	6,011,362	02/23/28	5,880,144	5,626,635
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.43% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	0.1%	214,020	02/23/28	214,020	200,323
				3.0%			6,094,164	5,826,958
Leisure Facilities
	All Day Acquisitionco LLC (24 Hour Fitness)	04/30/25	Term Loan - 10.78% (SOFR + 6.50%, 1.50% Floor)	4.9%	9,842,289	04/30/30	9,627,704	9,680,876
				4.9%			9,627,704	9,680,876
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.20% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	3.2%	6,963,156	06/16/28	6,862,460	6,301,656
				3.2%			6,862,460	6,301,656
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.55% (SOFR + 6.25%, 2.00% Floor)	4.5%	9,179,437	03/14/30	8,985,229	8,959,131
				4.5%			8,985,229	8,959,131
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.81% (SOFR + 6.50%, 1.00% Floor)	0.1%	131,098	11/29/29	131,098	126,640
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.76% (SOFR + 6.50%, 1.00% Floor)	2.0%	4,174,147	11/22/29	4,087,010	4,032,226
				2.1%			4,218,108	4,158,866

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Personal Care Products
	Milk Makeup LLC	03/18/25	Revolver - 12.02% (SOFR + 7.50%, 2.00% Floor)	0.4%	788,781	03/18/30	788,781	765,906
	Milk Makeup LLC	03/18/25	Term Loan - 12.08% (SOFR + 7.50%, 2.00% Floor)	4.5%	9,179,437	03/18/30	8,951,406	8,913,234
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.83% (SOFR + 6.50%, 2.25% Floor)	4.5%	9,100,777	05/21/30	8,875,586	8,918,762
	Viva 5 Group, LLC	05/21/25	Revolver - 10.83% (SOFR + 6.50%, 2.25% Floor)	0.1%	199,080	05/21/30	199,080	195,098
				9.5%			18,814,853	18,793,000
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.20% (SOFR + 6.88%, 1.50% Floor)	4.6%	$9,379,390	12/21/27	$9,309,815	$9,248,079
				4.6%			9,309,815	9,248,079
Software
	CF Newco, Inc.	12/09/24	Term Loan - 10.56% (SOFR + 6.25%, 1.50% Floor)	1.9%	3,896,664	12/10/29	3,859,386	3,857,698
	CF Newco, Inc.	12/09/24	Revolver - 10.56% (SOFR + 6.25%, 1.50% Floor)	0.1%	213,016	12/10/29	213,016	210,885
				2.0%			4,072,402	4,068,583
Specialty Retail
	D&D Buyer, LLC	10/04/23	Revolver - 10.90% (SOFR + 6.50%, 2.00% Floor)	0.3%	528,672	10/04/28	528,672	528,672
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 10.90% (SOFR + 6.50%, 2.00% Floor)	0.7%	1,470,720	10/04/28	1,470,720	1,482,486
	D&D Buyer, LLC	10/04/23	Term Loan - 10.90% (SOFR + 6.50%, 2.00% Floor)	2.9%	5,809,019	10/04/28	5,683,257	5,855,492
				3.9%			7,682,649	7,866,650
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.33% (SOFR + 7.00%, 1.50% Floor)	0.1%	115,668	07/19/28	115,668	114,742
	CG Buyer, LLC	07/19/23	Term Loan - 11.33% (SOFR + 7.00%, 1.50% Floor)	2.6%	5,251,430	07/19/28	5,164,404	5,209,418
				2.7%			5,280,072	5,324,160

	Total Debt Investments			98.6%			201,294,980	196,275,290
	EQUITY
Commercial Services & Supplies
	CSAT Investment Holdings LLC(3)(4)	03/05/25	Warrant, expires 3/5/32	0.0%	301,543		133,772	72,853
				0.0%			133,772	72,853
Energy Equipment & Services
	HydroSource Logistics, LLC(3)(4)	04/05/24	Warrant, expires 4/4/34	0.6%	44		56,923	1,283,674
				0.6%			56,923	1,283,674
	Total Equity Investments			0.6%			190,695	1,356,527
	Total Debt & Equity Investments(2)			99.2%			201,485,675	197,631,817
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.26%, Class X (FGXXX)			2.7%	5,429,807		5,429,807	5,429,807
	Total Cash Equivalents			2.7%	5,429,807		5,429,807	5,429,807
	Total Investments (101.9%)						$206,915,482	$203,061,624
	Net unrealized depreciation on unfunded commitments (-0.1%)							(248,610)
	Liabilities in Excess of Other Assets (-1.8%)							$(3,664,860)
	Net Assets (100.0%)							$199,148,154

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

(2)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(3)
Non-income producing.

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities was $1,356,527, or 0.7% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $64,037,452 and $13,804,958, respectively, for the period ended June 30, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2025

	As of June 30,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $201,486 and $150,652, respectively)	$197,632	$150,183
Cash and cash equivalents	6,176	9,643
Interest income receivable	1,104	764
Receivable for investments sold	37	31
Prepaid expenses	—	25
Total Assets	$204,949	$160,646
Liabilities
Incentive fee payable	$4,542	$3,588
Management fee payable	628	465
Unrealized depreciation on unfunded commitments	249	247
Administration fee payable	220	—
Repurchase obligations	—	6,592
Other accrued expenses and other liabilities	162	516
Total Liabilities	5,801	11,408
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(153,319)	(207,819)
Common Unitholders’ return of capital	(13,542)	(13,542)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	208,166	153,666
Accumulated undistributed (overdistributed) earnings	(9,018)	(4,428)
Total Members’ Capital	199,148	149,238
Total Liabilities and Members’ Capital	$204,949	$160,646
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$93.91	$95.13

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$6,000	$5,079	$10,931	$9,385
Interest income paid-in-kind	551	306	1,019	416
Other fee income	38	24	38	24
Total investment income	6,589	5,409	11,988	9,825
Expenses
Management fees	628	466	1,141	848
Incentive fees	500	760	955	1,220
Interest expense on repurchase transactions	278	422	488	558
Administrative fees	124	121	244	241
Professional fees	111	82	180	200
Directors' fees	66	71	116	133
Insurance expense	12	12	25	25
Other expenses	3	14	33	14
Total expenses	1,722	1,948	3,182	3,239
Net investment income	4,867	3,461	8,806	6,586
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	(10)	—	(10)	26
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(2,025)	759	(3,386)	99
Net realized gain on short-term investments	—	92	—	204
Net realized and unrealized (loss) gain on investments	(2,035)	851	(3,396)	329
Net increase in Members’ Capital from operations	$2,832	$4,312	$5,410	$6,915
Basic and diluted:
Income per unit	$0.75	$1.15	$1.44	$1.84
Units Outstanding	3,753,190	3,753,190	3,753,190	3,753,190

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2025	$153,666	$(4,428)	$149,238
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	3,939	3,939
Net change in unrealized appreciation/(depreciation) on investments	—	(1,361)	(1,361)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	13,000	—	13,000
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2025	13,000	(2,422)	10,578
Members’ Capital at March 31, 2025	166,666	(6,850)	159,816
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	4,867	4,867
Net realized loss on investments	—	(10)	(10)
Net change in unrealized appreciation/(depreciation) on investments	—	(2,025)	(2,025)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	41,500	—	41,500
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2025	41,500	(2,168)	39,332
Members’ Capital at June 30, 2025	$208,166	$(9,018)	$199,148

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	For the six months ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$5,410	$6,915
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(63,018)	(39,900)
Interest income paid in-kind	(1,019)	(416)
Proceeds from sales of short-term investments	—	34,642
Realized gain on short-term investments	—	(204)
Proceeds from sales and paydowns of investments	13,805	6,159
Realized loss (gain) on investments	10	(26)
Change in net unrealized (appreciation)/depreciation on investments	3,386	(99)
Amortization of premium and accretion of discount, net	(611)	(450)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(340)	(193)
(Increase) decrease in receivable for investments sold	(6)	(104)
(Increase) decrease in prepaid expenses	25	25
Increase (decrease) in payable for short-term investments purchased	—	(34,438)
Increase (decrease) in incentive fees payable	954	1,220
Increase (decrease) in management fees payable	163	97
Increase (decrease) in administration fee payable	220	(10)
Increase (decrease) in other accrued expenses and other liabilities	(354)	91
Net cash used in operating activities	(41,375)	(26,691)
Cash Flows from Financing Activities
Contribution from Members	54,500	21,000
Distributions to Members	(10,000)	—
Proceeds from repurchase obligation	46,402	31,076
Repayment of repurchase obligation	(52,994)	(21,313)
Net cash provided by financing activities	37,908	30,763
Net (decrease) increase in cash and cash equivalents	(3,467)	4,072
Cash and cash equivalents, beginning of period	9,643	5,490
Cash and cash equivalents, end of period	$6,176	$9,562
Supplemental and non-cash financing activities
Interest expense paid	$488	$486

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

June 30, 2025

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

Capital Commitments: As of June 30, 2025, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$153,319	59.1%	3,753,190

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

The Recallable Amount as of June 30, 2025 was $13,542.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2025, PIK interest income earned was $551 and $1,019, respectively, representing 8.4% and 8.5%, respectively, of investment income. For the three and six months ended June 30, 2024, PIK interest income earned was $306 and $416, respectively, representing 5.7% and 4.2%, respectively, of investment income.

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

June 30, 2025

2.
Significant Accounting Policies (Continued)

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $148 in organizational costs, of which $0 was expensed during the three and six months ended June 30, 2025. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2025, short-term investments are comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

June 30, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$196,275	$196,275
Equity	—	—	1,357	1,357
Cash equivalents	5,430	—	—	5,430
Total	$5,430	$—	$197,632	$203,062

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$150,147	$150,147
Equity	—	—	35	35
Cash equivalents	8,759	—	—	8,759
Total	$8,759	$—	$150,182	$158,941

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2025:

	Debt	Equity	Total
Balance, April 1, 2025	$176,122	$357	$176,479
Purchases, including payments received in-kind	34,261	101	34,362
Sales and paydowns of investments	(11,581)	(44)	(11,625)
Amortization of premium and accretion of discount, net	371	—	371
Net realized loss	(10)	—	(10)
Net change in unrealized appreciation/(depreciation)	(2,888)	943	(1,945)
Balance, June 30, 2025	$196,275	$1,357	$197,632
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$(2,743)	$943	$(1,800)

	Debt	Equity	Total
Balance, January 1, 2025	$150,147	$35	$150,182
Purchases, including payments received in-kind	63,802	235	64,037
Sales and paydowns of investments	(13,761)	(44)	(13,805)
Amortization of premium and accretion of discount, net	611	—	611
Net realized loss	(10)	—	(10)
Net change in unrealized appreciation/(depreciation)	(4,514)	1,131	(3,383)
Balance, June 30, 2025	$196,275	$1,357	$197,632
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$(4,369)	$1,131	$(3,238)

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

The Company did not have any transfers between levels during the three and six months ended June 30, 2025 and 2024.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$170,200	Income Method	Discount Rate	9.2% to 20.0%	12.6%	Decrease
Debt	$23,028	Market Method	EBITDA Multiple	4.5x to 7.3x	5.6x	Increase
Debt	$3,047	Income Method	Discount Rate	12.9% to 14.5%	13.7%	Decrease
			Take Out Indication	100.0% to 100.0%	100.0%	Increase
Equity	$1,357	Market Method	EBITDA Multiple	4.5x to 7.5x	6.4x	Increase

* Weighted based on fair value

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

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

June 30, 2025

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

For the three and six months ended June 30, 2025, Management Fees incurred were $628 and $1,141, respectively, and $628 remained payable as of June 30, 2025.

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

June 30, 2025

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

For the three and six months ended June 30, 2025, Incentive Fees incurred were $500 and $955, respectively. For the three and six months ended June 30, 2024, Incentive Fees incurred were $760 and $1,220, respectively. The Company has not made any incentive fee payments to the Adviser, and as of June 30, 2025 and December 31, 2024, the Company's incentive fee payable to the Advisor was $4,542 and $3,588, respectively.

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

June 30, 2025

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

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to the Company or any of the Unitholders for any mistake in judgment, any act performed or omission made by such person or losses due to the mistake, action, inaction, or negligence of other agents of the Company. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it. On August 12, 2024, the Company's Board renewed the Administration Agreement for an additional one-year term through September 15, 2025.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

June 30, 2025

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
All Day Acquisitionco LLC (24 Hour Fitness)	April 2030	$1,074	$18	$—	$—
CF Newco, Inc.	December 2029	91	1	91	1
CG Buyer, LLC	July 2025	856	7	856	2
Comprehensive Logistics Co., LLC	March 2026	256	5	513	11
CSAT Holdings LLC	June 2028	483	17	759	14
D&D Buyer, LLC	October 2025	—	—	488	—
D&D Buyer, LLC	October 2028	352	—	382	—
Fenix Intermediate LLC	March 2027	2,393	103	2,393	81
Five Star Buyer, Inc.	February 2028	455	29	455	14
Great Kitchens Food Company, Inc.	May 2029	1,196	5	1,196	10
Hoffmaster Group, Inc.	February 2028	628	—	628	2
HydroSource Logistics, LLC	April 2029	92	—	256	—
Milk Makeup LLC	March 2030	789	23	—	—
Pallet Logistics of America, LLC	November 2026	262	9	262	5
Pallet Logistics of America, LLC	November 2029	393	13	524	10
RPM Purchaser, Inc.	September 2025	847	—	847	—
Signature Brands, LLC	March 2025	—	—	964	92
Signature Brands, LLC	November 2026	1,044	—	—	—
Superior Industries International, Inc.	June 2026	423	—	—	—
Viva 5 Group, LLC	May 2030	939	19	—	—
VoltaGrid, LLC	February 2029	—	—	578	5
Total		$12,573	$249	$11,192	$247

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, the Company is not aware of any pending or threatened litigation.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

6.
Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Units at beginning of period	3,753,190	3,753,190	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three and six months ended June 30, 2025 and 2024.

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

The Company did not enter into any Barclays Transactions during the six months ended June 30, 2025. The Barclays Transactions entered into during the six months ended June 30, 2024 had an average principal balance of $31,958 and a weighted average annual interest rate of 5.57%. As of June 30, 2025 and December 31, 2024 the Company had no outstanding Repurchase Obligations with Barclays.

The net proceeds the Company received from the Barclays Transactions during the six months ended June 30, 2024 was a net loss of $24 (comprised of interest expense of $228 net of realized gains on short-term investments of $204).

The Macquarie Transactions entered into by the Company during the six months ended June 30, 2025 and 2024 had an average principal balance of $13,169 and $13,144, respectively, and a weighted average annual interest rate of 8.01% and 8.50%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

7.
Repurchase Obligations (Continued)

As of June 30, 2025 and December 31, 2024, the Company had $0 and 6,592, respectively, in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligation outstanding as of December 31, 2024 is associated with repurchase agreements that were entered into on November 22, 2024 and December 9, 2024, respectively. Such Repurchase Obligations were collateralized by the Company’s term loans to Pallet Logistics of America, LLC and CF Newco, Inc., respectively. Interest under these Repurchase Obligations is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00020879 or 0.00020621”, respectively, as stipulated in the repurchase agreements. As of December 31, 2024, the remaining contractual maturity of the repurchase agreements with Pallet Logistics of America, LLC and CF Newco, Inc. was between 31-90 days.

As of June 30, 2025 and December 31, 2024, the Company's outstanding Repurchase Obligation is categorized as Level 2 within fair value hierarchy.

The net proceeds the Company received from Macquarie Transactions during the six months ended June 30, 2025 and 2024 was a net loss of $488 and $330, respectively, comprised entirely of interest expense.

Interest expense incurred on the Repurchase Obligations during the three and six months ended June 30, 2025 and 2024 was as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Barclays Transactions	$—	$107	$—	$228
Macquarie Transactions	278	315	488	330
Total Interest expense on repurchase transactions	$278	$422	$488	$558

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

As of June 30, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2025	December 31, 2024
Cost of investments for federal income tax purposes	$206,915	$159,410
Unrealized appreciation	$2,747	$1,514
Unrealized depreciation	$(6,601)	$(1,983)
Net unrealized depreciation on investments	$(3,854)	$(469)

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

10.
Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2025 and 2024 is presented below.

	For the six months ended June 30,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$95.13	$98.17
Income from Investment Operations:
Net investment income	2.35	1.75
Net realized and unrealized (loss) gain	(0.91)	0.09
Total income from investment operations	1.44	1.84
Less Distributions:
From distributable earnings	(2.66)	—
Total distributions	(2.66)	—
Net Asset Value Per Unit (accrual base), End of Period	$93.91	$100.01
Unitholder Total Return(2)(3)	3.15%	5.43%
Unitholder IRR before incentive fee(4)	11.02%	12.41%
Unitholder IRR(4)	9.44%	10.56%
Ratios and Supplemental Data:
Members’ Capital, end of period	$199,148	$150,045
Units outstanding, end of period	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	3.80%	4.97%
Ratio of net investment income to average net assets(5)	10.51%	10.10%
Ratio of incentive fees to average net assets(5)	1.14%	1.87%
Portfolio turnover rate(3)	7.83%	4.61%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2025 and 2024.
(2)
The Total Return for the six months ended June 30, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 11.02% through June 30, 2025. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 9.44% through June 30, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On August 12, 2025, the Company's Board renewed the Advisory Agreement for an additional one-year term through September 15, 2026.

On August 12, 2025, the Company's Board renewed the Administration Agreement for an additional one-year term through September 15, 2026.

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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q and under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 26, 2025.

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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of June 30, 2025, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of June 30, 2025, we have incurred $0.1 million in organizational costs since inception, of which $0 was expensed during six months ended June 30, 2025. Since inception, we have incurred $5.2 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2025, PIK interest income earned was $0.6 million and $1.0 million, respectively, representing 8.4% and 8.5%, respectively, of investment income. For the three and six months ended June 30, 2024, PIK interest income earned was $0.3 million and $0.4 million, respectively, representing 5.7% and 4.2%, respectively, of investment income.

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

Investment Activity

As of June 30, 2025, our portfolio consisted of 49 debt investments and 2 equity investments. Based on fair values as of June 30, 2025, our portfolio was 99.3% invested in debt investments which were all senior secured term and revolving loans and 0.7% invested in an equity investment which were warrants.

As of December 31, 2024, our portfolio consisted of 38 debt investments and one equity investments. Based on fair values as of December 31, 2024, our portfolio was 100.0% invested in debt investments which were all senior secured term and revolving loans and 0.0% invested in an equity investment which was a warrant.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2025:

Industry	Percent of Total Investments
Food Products	11%
Commercial Services & Supplies	11%
Containers & Packaging	10%
Personal Care Products	10%
Energy Equipment & Services	7%
Leisure Facilities	5%
Professional Services	5%
Metals & Mining	4%
Health Care Equipment & Supplies	4%
Automobile Components	4%
Electrical Equipment	4%
Specialty Retail	4%
Ground Transportation	4%
Construction & Engineering	4%
Machinery	3%
Hotels, Restaurants & Leisure	3%
Transportation Infrastructure	3%
Paper & Forest Products	2%
Software	2%
Total	100%

Results of Operations

Our operating results for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Total investment income	$6,589	$5,409	$11,988	$9,825
Total expenses	1,722	1,948	3,182	3,239
Net investment income	4,867	3,461	8,806	6,586
Net realized (loss) gain on investments	(10)	—	(10)	26
Net change in unrealized appreciation/(depreciation) on investments	(2,025)	759	(3,386)	99
Net realized gain on short-term investments	—	92	—	204
Net increase in Members’ Capital from operations	$2,832	$4,312	$5,410	$6,915

Total investment income

Total investment income for the three months ended June 30, 2025 and 2024 was $6.6 million and $5.4 million, respectively. Total investment income for the three months ended June 30, 2025 and 2024 included interest income (including interest income paid-in-kind) of $6.6 million and $5.4 million, respectively.

Total investment income for the six months ended June 30, 2025 and 2024 was $12.0 million and $9.8 million, respectively. Total investment income for the six months ended June 30, 2025 and 2024 included interest income (including interest income paid-in-kind) of $12.0 million and $9.8 million, respectively.

The increase in total investment income during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is primarily attributable to the increase in our portfolio of debt investments which increased from 31 as of June 30, 2024 to 49 as of June 30, 2025.

Total Expenses

Expenses for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Expenses
Management fees	$628	$466	$1,141	$848
Incentive fees	500	760	955	1,220
Interest expense on repurchase transactions	278	422	488	558
Administrative fees	124	121	244	241
Professional fees	111	82	180	200
Directors' fees	66	71	116	133
Insurance expense	12	12	25	25
Other expenses	3	14	33	14
Total expenses	$1,722	$1,948	$3,182	$3,239

Our total operating expenses for the three months ended June 30, 2025 and 2024 were $1.7 million and $1.9 million, respectively. Our operating expenses for the three months ended June 30, 2025 and 2024 include management fees attributed to the Adviser of $0.6 million and $0.5 million, respectively, and incentive fees attributed to the Adviser of $0.5 million and $0.8, respectively. Our expenses for the three months ended June 30, 2025 and 2024 also include interest expense incurred on repurchase transactions of $0.3 million and $0.4 million, respectively.

Our total operating expenses for the six months ended June 30, 2025 and 2024 were $3.2 million and $3.2 million, respectively. Our operating expenses for the six months ended June 30, 2025 and 2024 include management fees attributed to the Adviser of $1.1 million and $0.8 million, respectively, and incentive fees attributed to the Adviser of $1.0 million and $1.2 million, respectively. Our expenses for the six months ended June 30, 2025 and 2024 also include interest expense incurred on repurchase transactions of $0.5 million and $0.6 million, respectively.

The decrease in our total expenses for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is primarily due to a decrease in incentive fees which decreased due to net realized and unrealized losses on investments during the three and six months ended June 30, 2025 compared to net realized and unrealized gains on investments during the three and six months ended June 30, 2024. Interest expense on repurchase transactions also decreased due to a decrease in the weighted average interest rate partially offset by an increase in the average principal balance. The decrease in incentive fees and interest expense on repurchase transactions was partially offset by an increase in management fees which increased due to increases in the investment cost basis for which management fees are based.

Net investment income

Net investment income for the three months ended June 30, 2025 and 2024 was $4.9 million and $3.5 million, respectively. Net investment income for the six months ended June 30, 2025 and 2024 was $8.8 million and $6.6 million, respectively. The increase in net income for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is primarily attributable to the increase in total investment income coupled with a decrease in expenses, as described above.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended June 30, 2025 and 2024 was ($2.0) million and $0.8 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(1,225)
Superior Industries International, Inc.	Term Loan	(1,210)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	1,032
All others	Various	(622)
Net change in unrealized appreciation/(depreciation)		$(2,025)

Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

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

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the six months ended June 30, 2025 and 2024 was ($3.4) million and $0.1 million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(2,360)
Superior Industries International, Inc.	Term Loan	(1,226)
The HC Companies, Inc.	Term Loan	(383)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	1,192
All others	Various	(609)
Net change in unrealized appreciation/(depreciation)		$(3,386)

Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

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

Net realized (loss)/gain on non-controlled/non-affiliated investments

During the three months ended June 30, 2025 and 2024 we recognized ($10.0) thousand and $0 in realized (losses)/gains on non-controlled/non-affiliated investments. During the six months ended June 30, 2025 and 2024 we recognized ($10.0) and $26.0 thousand in realized (losses)/gains on non-controlled/non-affiliated investments. The net realized loss on investments we recognized during the three and six months ended June 30, 2025 was entirely due to the partial disposition of our HydroSource Logistics, LLC Term Loan. We did not recognize a realized gain on investments during the three months ended June 30, 2024 as none of our investments were disposed of during the period. Our realized gain during the six months ended June 30, 2024 was entirely due to the partial disposition of our Florida Marine Transporters, LLC term loan.

Net realized gain on short-term investments

During the three months ended June 30, 2025 and 2024 we recognized $0 and $0.1 million, respectively, in realized gains from our short-term investments in government treasuries.

During the six months ended June 30, 2025 and 2024 we recognized $0 and $0.2 million, respectively, in realized gains from our short-term investments in government treasuries.

Net Increase in Members' Capital from Operations

Our Net increase in Members' Capital from Operations during the three months ended June 30, 2025 and 2024 was $2.8 million and $4.3 million, respectively.

Our Net increase in Members' Capital from Operations during the six months ended June 30, 2025 and 2024 was $4.3 million and $6.9 million, respectively.

The Net Increase in Members’ Capital from operations during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 decreased due to net realized and unrealized losses of $2.0 million during the three months ended June 30, 2025 compared to net realized and unrealized gains of $0.9 million during the three months ended June 30, 2024 which were partially offset by the increase in net investment income described above.

The Net Increase in Members’ Capital from operations during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 decreased due to net realized and unrealized losses of $3.4 million during the six months ended June 30, 2025 compared to net realized and unrealized gains of $0.3 million during the six months ended June 30, 2024 which were partially offset by the increase in net investment income described above.

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

As of June 30, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	June 30, 2025	December 31, 2024
Commitments	$375,319	$375,319
Undrawn commitments	$153,319	$246,319
Percentage of commitments funded	59.1%	34.4%
Units	3,753,190	3,753,190

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

We did not enter into any Barclays Transactions during the six months ended June 30, 2025. The Barclays Transactions entered into during the six months ended June 30, 2024 had an average principal balance of $32.0 million and a weighted average annual interest rate of 5.57%. As of June 30, 2025 and December 31, 2024 we had no outstanding Repurchase Obligations with Barclays.

The net proceeds we received from the Barclays Transactions during the six months ended June 30, 2024 was a net loss of $24.0 thousand (comprised of interest expense of $0.1 million net of realized gains on short-term investments of $0.1 million).

The Macquarie Transactions entered into by us during the six months ended June 30, 2025 and 2024 had an average principal balance of $13.2 million and $13.1 million, respectively, and a weighted average annual interest rate of 8.01% and 8.50%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

As of June 30, 2025 and December 31, 2024, we had $0 and $6.6 million, respectively, in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligation outstanding as of December 31, 2024 is associated with repurchase agreements that were entered into on November 22, 2024 and December 9, 2024, respectively. Such Repurchase Obligations were collateralized by our term loans to Pallet Logistics of America, LLC and CF Newco, Inc., respectively. Interest under these Repurchase Obligations is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00020879 or 0.00020621”, respectively, as stipulated in the repurchase agreements. As of December 31, 2024, the remaining contractual maturity of the repurchase agreement with Pallet Logistics of America, LLC was between 31-90 days and the remaining contractual maturity of the repurchase agreement with CF Newco, Inc.. was also between 31-90 days.

As of June 30, 2025 and December 31, 2024, our outstanding Repurchase Obligation is categorized as Level 2 within the fair value hierarchy.

The net proceeds we received from Macquarie Transactions during the six months ended June 30, 2025 and 2024 was a net loss of $0.5 million and $330.0 thousand, respectively, comprised entirely of interest expense.

Interest expense incurred on the Repurchase Obligations during the three and six months ended June 30, 2025 and 2024 was as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Barclays Transactions	$—	$107	$—	$228
Macquarie Transactions	278	315	488	330
Total Interest expense on repurchase transactions	$278	$422	$488	$558

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and changes in interest rates.

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

Interest Rate Risk. As of June 30, 2025, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of June 30, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$6,233
Up 200 basis points	4,156
Up 100 basis points	2,078
Down 100 basis points	(2,025)
Down 200 basis points	(4,009)
Down 300 basis points	(5,181)

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

On September 15, 2022, the Company began accepting subscription agreements from investors for the private sale of its Units. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Unit upon at least ten business days’ prior written notice to the Unitholders. The issuance of the Units pursuant to these subscription agreements and any draw by the Company under the related Commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

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

TCW STAR DIRECT LENDING LLC
Date: August 12, 2025	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: August 12, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer