Form 10-Q
period 2025-09-30
TCW Star Direct Lending LLC
filed 2025-11-12
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended September 30, 2025

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

As of September 30, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2025 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 10.76% (SOFR + 6.75%, 1.75% Floor)	2.7%	$6,094,579	03/28/29	$5,965,761	$5,869,079
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.76% (SOFR + 6.75%, 1.75% Floor)	0.2%	365,492	03/28/29	365,492	351,969
	Superior Industries International, Inc.(3)(5)	08/14/24	Term Loan - 11.66% inc PIK (SOFR + 7.50%, 2.50% Floor, all PIK)	1.0%	3,701,233	12/15/28	3,529,463	2,098,599
	Superior Industries International, Inc.	06/04/25	Delayed Draw Term Loan - 11.94% inc PIK (SOFR + 8.00%, 3.50% Floor, all PIK)	0.2%	507,721	06/04/26	507,721	507,721
				4.1%			10,368,437	8,827,368
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 14.76% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	3.5%	7,657,228	06/30/28	7,515,141	7,641,914
	CSAT Holdings LLC	06/30/23	Revolver - 14.78% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	0.4%	759,181	06/30/28	759,181	757,662
	Comprehensive Logistics Co., LLC	03/26/24	Revolver - 11.76% (SOFR + 7.50%, 2.00% Floor)	0.1%	256,350	03/26/26	256,350	251,941
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.76% (SOFR + 7.50%, 2.00% Floor)	3.0%	6,697,142	03/26/26	6,660,770	6,581,951
	Power Acquisition LLC	01/22/25	Term Loan B - 10.08% (SOFR + 5.75%, 1.50% Floor)	2.8%	6,178,670	01/22/30	6,039,637	6,005,667
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 10.08% (SOFR + 5.75%, 1.50% Floor)	0.2%	471,913	01/22/30	463,750	458,699
				10.0%			21,694,829	21,697,834
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 11.26% (SOFR + 7.00%, 1.75% Floor)	1.0%	2,092,716	06/16/28	2,092,716	2,113,644
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.26% (SOFR + 7.00%, 1.75% Floor)	2.3%	5,018,231	06/16/28	4,917,525	5,068,413
				3.3%			7,010,241	7,182,057
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.50% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	3.9%	9,367,686	08/01/28	9,235,634	8,496,491
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.50% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	0.7%	1,599,668	08/01/28	1,572,794	1,450,899
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.53% (SOFR + 6.25%, 2.00% Floor)	2.8%	6,135,277	02/24/28	6,103,055	6,123,006
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.53% (SOFR + 6.25%, 2.00% Floor)	0.4%	774,563	02/24/28	765,146	773,014
				7.8%			17,676,629	16,843,410
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Term Loan - 12.76% (SOFR + 8.50%, 2.00% Floor)	2.3%	4,917,245	04/04/29	4,814,296	4,917,245
	HydroSource Logistics, LLC	04/14/25	3rd Amendment Term Loan - 12.76% (SOFR + 8.50%, 2.00% Floor)	3.0%	6,431,773	04/04/29	6,206,616	6,431,773
				5.3%			11,020,912	11,349,018

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 11.07% (SOFR + 6.88%, 1.75% Floor)	3.4%	$7,388,837	05/31/28	$7,286,100	$7,411,003
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 9.66% (SOFR + 5.50%, 1.25% Floor)	2.9%	6,360,585	05/31/29	6,252,039	6,366,945
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.96% inc PIK (SOFR + 6.50%, 1.75% Floor, all PIK)	0.2%	523,731	05/04/28	523,731	523,731
	Signature Brands, LLC	05/05/23	Term Loan - 13.96% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	2.6%	9,346,734	05/04/28	9,246,676	5,645,427
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	0.9%	1,872,074	05/04/28	1,812,091	1,872,074
	Signature Brands, LLC	05/02/25	9th Amendment Delayed Draw Term Loan A - 11.08% (SOFR + 6.50%, 1.75% Floor)	0.2%	348,102	05/04/28	348,102	348,102
				10.2%			25,468,739	22,167,282
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.82% (SOFR + 6.25%, 2.00% Floor)	2.9%	6,293,618	09/11/28	6,177,787	6,356,554
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.82% (SOFR + 6.25%, 2.00% Floor)	0.4%	891,353	09/11/28	891,353	900,266
				3.3%			7,069,140	7,256,820
Health Care Equipment & Supplies
	Connect America.com, LLC	10/11/24	Last Out Term Loan - 9.75% (SOFR + 5.75%, 1.75% Floor)	4.1%	9,050,043	10/11/29	8,929,355	8,859,992
				4.1%			8,929,355	8,859,992
Hotels, Restaurants & Leisure
	All Day Acquisitionco LLC (24 Hour Fitness)	04/30/25	Term Loan - 10.66% (SOFR + 6.50%, 1.50% Floor)	4.5%	9,780,775	04/30/30	9,578,652	9,726,003
	CEC Entertainment, LLC	09/26/25	Term Loan - 10.00% (SOFR + 6.00%, 2.00% Floor)	4.0%	8,866,696	09/26/30	8,655,638	8,655,059
	Five Star Buyer, Inc.	05/11/23	Term Loan - 13.35% inc PIK (SOFR + 9.00%, 1.50% Floor, 1.00% PIK)	2.6%	5,984,639	02/23/28	5,866,843	5,595,638
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 13.35% inc PIK (SOFR + 9.00%, 1.50% Floor, 1.00% PIK)	0.1%	213,901	02/23/28	213,901	199,997
				11.2%			24,315,034	24,176,697
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.82% (SOFR + 5.50%, 1.50% Floor)	4.7%	10,189,908	08/05/30	10,041,831	10,067,629
				4.7%			10,041,831	10,067,629
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.90% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	2.7%	6,954,740	06/16/28	6,863,188	5,751,570
				2.7%			6,863,188	5,751,570
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.25% (SOFR + 6.25%, 2.00% Floor)	4.1%	9,156,431	03/14/30	8,973,090	8,890,895
				4.1%			8,973,090	8,890,895
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.67% (SOFR + 6.50%, 1.00% Floor)	0.1%	249,085	11/29/29	249,085	240,367
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.67% (SOFR + 6.50%, 1.00% Floor)	1.9%	4,163,659	11/22/29	4,081,723	4,017,931
				2.0%			4,330,808	4,258,298

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Personal Care Products
	Milk Makeup LLC	03/18/25	Revolver - 13.79% inc PIK (SOFR + 9.50%, 2.00% Floor, 3.00% PIK)	0.6%	$1,314,635	03/18/30	$1,314,635	$1,264,679
	Milk Makeup LLC	03/18/25	Term Loan - 13.79% inc PIK (SOFR + 9.50%, 2.00% Floor, 3.00% PIK)	4.1%	9,179,437	03/18/30	8,963,596	8,830,619
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.66% (SOFR + 6.50%, 2.25% Floor)	4.1%	8,987,018	05/21/30	8,776,103	8,798,290
	Viva 5 Group, LLC	05/21/25	Revolver - 10.66% (SOFR + 6.50%, 2.25% Floor)	0.1%	199,080	05/21/30	199,080	194,899
				8.9%			19,253,414	19,088,487
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.04% (SOFR + 6.88%, 1.50% Floor)	4.3%	9,327,866	12/21/27	9,265,723	9,318,538
				4.3%			9,265,723	9,318,538
Software
	CF Newco, Inc.	12/09/24	Term Loan - 10.32% (SOFR + 6.25%, 1.50% Floor)	1.8%	3,866,994	12/10/29	3,832,097	3,894,063
	CF Newco, Inc.	12/09/24	Revolver - 10.32% (SOFR + 6.25%, 1.50% Floor)	0.1%	213,016	12/10/29	213,016	213,016
				1.9%			4,045,113	4,107,079
Specialty Retail
	D&D Buyer, LLC	10/04/23	Revolver - 10.60% (SOFR + 6.50%, 2.00% Floor)	0.1%	264,336	10/04/28	264,336	264,336
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 10.91% (SOFR + 6.50%, 2.00% Floor)	0.7%	1,458,383	10/04/28	1,458,383	1,467,134
	D&D Buyer, LLC	10/04/23	Term Loan - 10.60% (SOFR + 6.50%, 2.00% Floor)	2.8%	6,034,561	10/04/28	5,919,255	6,070,768
	D&D Buyer, LLC	08/20/25	4th Amendment Delayed Draw Term Loan - 10.75% (SOFR + 6.50%, 2.00% Floor)	1.0%	2,172,413	10/04/28	2,172,413	2,185,448
				4.6%			9,814,387	9,987,686
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.82% inc PIK (SOFR + 7.50%, 2.50% Floor, all PIK)	1.3%	2,932,549	07/31/30	2,790,674	2,843,107
				1.3%			2,790,674	2,843,107
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.16% (SOFR + 7.00%, 1.50% Floor)	0.1%	115,376	07/19/28	115,376	114,453
	CG Buyer, LLC	07/19/23	Term Loan - 11.16% (SOFR + 7.00%, 1.50% Floor)	2.4%	5,251,430	07/19/28	5,171,591	5,209,418
				2.5%			5,286,967	5,323,871

	Total Debt Investments			96.1%			214,218,511	207,997,638

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	Superior Industries International, Inc.(3)(4)	08/13/25	Common Stock	0.0%	76,173		$6,856	$—
				0.0%			6,856	—
Commercial Services & Supplies
	CSAT Investment Holdings LLC(3)(4)	03/05/25	Warrant, expires 3/5/32	0.1%	301,543		133,772	229,173
				0.1%			133,772	229,173
Energy Equipment & Services
	HydroSource Logistics, LLC(3)(4)	04/05/24	Warrant, expires 4/4/34	3.2%	44		56,923	6,825,863
				3.2%			56,923	6,825,863
Trading Companies & Distributors
	Cinelease, LLC(3)(4)	08/07/25	Warrant, expires 7/31/35	0.0%	37,311		65,707	45,535
				0.0%			65,707	45,535
	Total Equity Investments			3.3%			263,258	7,100,571
	Total Debt & Equity Investments(2)			99.4%			214,481,769	215,098,209
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.04%, Class X (FGXXX)			3.1%	6,719,451		6,719,451	6,719,451
	Total Cash Equivalents			3.1%	6,719,451		6,719,451	6,719,451
	Total Investments (102.5%)						$221,201,220	$221,817,660
	Net unrealized depreciation on unfunded commitments (-0.1%)							(218,609)
	Liabilities in Excess of Other Assets (-2.4%)							$(5,264,185)
	Net Assets (100.0%)							$216,334,866

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(3)
Non-income producing.

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities was $7,100,571, or 3.2% of the Company’s total assets.

(5)
Investment is in default as of September 30, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $91,169,653 and $28,451,583, respectively, for the period ended September 30, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2025

	As of September 30,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $214,482 and $150,652, respectively,)	$215,098	$150,183
Cash and cash equivalents	7,117	9,643
Interest income receivable	1,512	764
Receivable for investments sold	227	31
Prepaid expenses	49	25
Total Assets	$224,003	$160,646
Liabilities
Incentive fee payable	$6,252	$3,588
Management fee payable	651	465
Administration fee payable	332	—
Unrealized depreciation on unfunded commitments	219	247
Repurchase obligations	—	6,592
Other accrued expenses and other liabilities	214	516
Total Liabilities	7,668	11,408
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(140,819)	(207,819)
Common Unitholders’ return of capital	(13,542)	(13,542)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	220,666	153,666
Accumulated undistributed (overdistributed) earnings	(4,331)	(4,428)
Total Members’ Capital	216,335	149,238
Total Liabilities and Members’ Capital	$224,003	$160,646
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$95.16	$95.13

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$7,351	$5,538	$18,282	$14,923
Interest income paid-in-kind	575	454	1,594	870
Other fee income	17	—	55	24
Total investment income	7,943	5,992	19,931	15,817
Expenses
Incentive fees	1,709	616	2,664	1,836
Management fees	651	434	1,792	1,282
Interest expense on repurchase transactions	80	146	568	704
Administrative fees	125	121	369	362
Professional fees	107	69	287	269
Directors' fees	66	64	182	197
Insurance expense	17	13	42	38
Other expenses	1	8	34	22
Total expenses	2,756	1,471	5,938	4,710
Net investment income	5,187	4,521	13,993	11,107
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	—	(2)	(10)	24
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	4,500	(1,034)	1,114	(935)
Net realized gain on short-term investments	—	—	—	204
Net realized and unrealized gain (loss) on investments	4,500	(1,036)	1,104	(707)
Net increase in Members’ Capital from operations	$9,687	$3,485	$15,097	$10,400
Basic and diluted:
Income per unit	$2.58	$0.93	$4.03	$2.77
Units Outstanding	3,753,190	3,753,190	3,753,190	3,753,190

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2025	$153,666	$(4,428)	$149,238
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	3,939	3,939
Net change in unrealized appreciation/(depreciation) on investments	—	(1,361)	(1,361)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	13,000	—	13,000
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2025	13,000	(2,422)	10,578
Members’ Capital at March 31, 2025	166,666	(6,850)	159,816
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	4,867	4,867
Net realized loss on investments	—	(10)	(10)
Net change in unrealized appreciation/(depreciation) on investments	—	(2,025)	(2,025)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	41,500	—	41,500
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2025	41,500	(2,168)	39,332
Members’ Capital at June 30, 2025	208,166	(9,018)	199,148
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	5,187	5,187
Net change in unrealized appreciation/(depreciation) on investments	—	4,500	4,500
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	12,500	—	12,500
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase in Members’ Capital for the three months ended September 30, 2025	12,500	4,687	17,187
Members’ Capital at September 30, 2025	$220,666	$(4,331)	$216,335

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	For the nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$15,097	$10,400
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(89,576)	(44,604)
Interest income paid in-kind	(1,594)	(870)
Proceeds from sales of short-term investments	—	34,642
Realized gain on short-term investments	—	(204)
Proceeds from sales and paydowns of investments	28,452	25,507
Realized loss (gain) on investments	10	(24)
Change in net unrealized (appreciation)/depreciation on investments	(1,114)	935
Amortization of premium and accretion of discount, net	(1,121)	(968)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(748)	(199)
(Increase) decrease in receivable for investments sold	(196)	(61)
(Increase) decrease in prepaid expenses	(24)	(13)
Increase (decrease) in payable for short-term investments purchased	—	(34,438)
Increase (decrease) in incentive fees payable	2,664	1,835
Increase (decrease) in management fees payable	186	65
Increase (decrease) in administration fee payable	332	(10)
Increase (decrease) in other accrued expenses and other liabilities	(302)	178
Net cash used in operating activities	(47,934)	(7,829)
Cash Flows from Financing Activities
Contribution from Members	67,000	21,000
Return of capital	—	(7,149)
Distributions to Members	(15,000)	(11,750)
Proceeds from repurchase obligation	58,399	43,507
Repayment of repurchase obligation	(64,991)	(34,531)
Net cash provided by financing activities	45,408	11,077
Net (decrease) increase in cash and cash equivalents	(2,526)	3,248
Cash and cash equivalents, beginning of period	9,643	5,490
Cash and cash equivalents, end of period	$7,117	$8,738
Supplemental and non-cash financing activities
Interest expense paid	$609	$675

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

During the year-ended December 31, 2023, the Company formed three wholly-owned subsidiaries - TCW Star DLG-1 LLC, TCW Star DLG-2 LLC, and TCW Star DLG-3 LLC, each a Delaware limited liability company and each designed to be signatories on debt investments of the Company. During the year-ended December 31, 2024, the Company formed a wholly-owned subsidiary - TCW DL HDR-S LLC, a Delaware limited liability company designed to hold equity investments of the Company. On July 17, 2025 the Company formed a wholly-owned subsidiary - TCW DL CL-S LLC, a Delaware limited liability company designed to hold equity investments of the Company.

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

September 30, 2025

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

Capital Commitments: As of September 30, 2025, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$140,819	62.5%	3,753,190

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

The Recallable Amount as of September 30, 2025 was $13,542.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2025, PIK interest income earned was $575 and $1,594, respectively, representing 7.2% and 8.0%, respectively, of investment income. For the three and nine months ended September 30, 2024, PIK interest income earned was $454 and $870, respectively, representing 7.6% and 5.5%, respectively, of investment income.

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

September 30, 2025

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $148 in organizational costs, of which $0 was expensed during the three and nine months ended September 30, 2025. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

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

September 30, 2025

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

September 30, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$207,998	$207,998
Equity	—	—	7,101	7,101
Cash equivalents	6,719	—	—	6,719
Total	$6,719	$—	$215,099	$221,818

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$150,147	$150,147
Equity	—	—	35	35
Cash equivalents	8,759	—	—	8,759
Total	$8,759	$—	$150,182	$158,941

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2025:

	Debt	Equity	Total
Balance, July 1, 2025	$196,275	$1,357	$197,632
Purchases, including payments received in-kind	27,061	72	27,133
Sales and paydowns of investments	(14,647)	—	(14,647)
Amortization of premium and accretion of discount, net	510	—	510
Net change in unrealized appreciation/(depreciation)	(1,201)	5,672	4,471
Balance, September 30, 2025	$207,998	$7,101	$215,099
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$(1,062)	$5,672	$4,610

	Debt	Equity	Total
Balance, January 1, 2025	$150,147	$35	$150,182
Purchases, including payments received in-kind	90,863	307	91,170
Sales and paydowns of investments	(28,408)	(44)	(28,452)
Amortization of premium and accretion of discount, net	1,121	—	1,121
Net realized loss	(10)	—	(10)
Net change in unrealized appreciation/(depreciation)	(5,715)	6,803	1,088
Balance, September 30, 2025	$207,998	$7,101	$215,099
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$(5,431)	$6,803	$1,372

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2025 and 2024.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$162,847	Income Method	Discount Rate	7.4% to 18.8%	11.6%	Decrease
Debt	$22,345	Market Method	EBITDA Multiple	4.5x to 9.0x	7.1x	Increase
Debt	$8,655	Market Method	Indicative Bid	97.6% to 97.6%	98%	Increase
Debt	$5,751	Income Method	Discount Rate	18.5% to 24.5%	21.5%	Decrease
		Market Method	EBITDA Multiple	4.0x to 5.0x	4.5x	Increase
		Market Method	Revenue Multiple	0.4x to 0.5x	0.4x	Increase
Debt	$8,400	Income Method	Discount Rate	15.4% to 18.2%	16.8%	Decrease
		Market Method	Indicative Bid	101.0% to 101.0%	101.0%	Increase
Equity	$7,101	Market Method	EBITDA Multiple	4.5x to 9.0x	8.5x	Increase

* Weighted based on fair value

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

During the nine months ended September 30, 2025, three debt investments with an aggregate fair value of $14,151 transitioned from a yield analysis valuation model to a yield analysis and market approach valuation model and three debt investments with an aggregate fair value of $8,268 transitioned from a yield analysis valuation model to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

4.
Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution for an initial two-year term. Unless earlier terminated, the Advisory Agreement will continue in effect for additional one-year terms thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. On August 12, 2025, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2026.

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

September 30, 2025

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

For the three and nine months ended September 30, 2025, Management Fees incurred were $651 and $1,792, respectively, and $651 remained payable as of September 30, 2025.

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

September 30, 2025

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

For the three and nine months ended September 30, 2025, Incentive Fees incurred were $1,709 and $2,664, respectively. For the three and nine months ended September 30, 2024, Incentive Fees incurred were $616 and $1,836, respectively. The Company has not made any incentive fee payments to the Adviser, and as of September 30, 2025 and December 31, 2024, the Company's incentive fee payable to the Advisor was $6,252 and $3,588, respectively.

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2025 and December 31, 2024:

		September 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
All Day Acquisitionco LLC (24 Hour Fitness)	April 2030	$1,074	$6	$—	$—
CF Newco, Inc.	December 2029	91	—	91	1
CG Buyer, LLC	July 2025	—	—	856	2
Cinelease, LLC	July 2030	1,097	32	—	—
Comprehensive Logistics Co., LLC	March 2026	623	11	513	11
CSAT Holdings LLC	June 2028	276	1	759	14
D&D Buyer, LLC	October 2025	—	—	488	—
D&D Buyer, LLC	October 2028	617	—	382	—
Fenix Intermediate LLC	March 2027	2,393	89	2,393	81
Five Star Buyer, Inc.	February 2028	455	30	455	14
Great Kitchens Food Company, Inc.	May 2029	1,196	—	1,196	10
Hoffmaster Group, Inc.	February 2028	628	1	628	2
HydroSource Logistics, LLC	April 2029	549	—	256	—
Milk Makeup LLC	March 2030	263	10	—	—
Pallet Logistics of America, LLC	November 2026	262	9	262	5
Pallet Logistics of America, LLC	November 2029	275	10	524	10
RPM Purchaser, Inc.	September 2028	—	—	847	—
Signature Brands, LLC	March 2025	—	—	964	92
Signature Brands, LLC	November 2026	696	—	—	—
Viva 5 Group, LLC	May 2030	939	20	—	—
VoltaGrid, LLC	February 2029	—	—	578	5
Total		$11,434	$219	$11,192	$247

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, the Company is not aware of any pending or threatened litigation.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

6.
Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Units at beginning of period	3,753,190	3,753,190	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2025 and 2024.

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

The Company did not enter into any Barclays Transactions during the nine months ended September 30, 2025. The Barclays Transactions entered into during the nine months ended September 30, 2024 had an average principal balance of $31,958 and a weighted average annual interest rate of 5.57%. As of September 30, 2025 and December 31, 2024 the Company had no outstanding Repurchase Obligations with Barclays.

The net proceeds the Company received from the Barclays Transactions during the nine months ended September 30, 2024 was a net loss of $24 (comprised of interest expense of $228 net of realized gains on short-term investments of $204).

The Macquarie Transactions entered into by the Company during the nine months ended September 30, 2025 and 2024 had an average principal balance of $12,031 and $10,267, respectively, and a weighted average annual interest rate of 7.91% and 8.46%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

7.
Repurchase Obligations (Continued)

As of September 30, 2025 and December 31, 2024, the Company had $0 and 6,592, respectively, in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligation outstanding as of December 31, 2024 is associated with repurchase agreements that were entered into on November 22, 2024 and December 9, 2024, respectively. Such Repurchase Obligations were collateralized by the Company’s term loans to Pallet Logistics of America, LLC and CF Newco, Inc., respectively. Interest under these Repurchase Obligations is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00020879 or 0.00020621”, respectively, as stipulated in the repurchase agreements. As of December 31, 2024, the remaining contractual maturity of the repurchase agreements with Pallet Logistics of America, LLC and CF Newco, Inc. was between 31-90 days.

As of September 30, 2025 and December 31, 2024, the Company's outstanding Repurchase Obligation is categorized as Level 2 within fair value hierarchy.

The net proceeds the Company received from Macquarie Transactions during the nine months ended September 30, 2025 and 2024 was a net loss of $568 and $476, respectively, comprised entirely of interest expense.

Interest expense incurred on the Repurchase Obligations during the three and nine months ended September 30, 2025 and 2024 was as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Barclays Transactions	$—	$—	$—	$228
Macquarie Transactions	80	146	568	476
Total Interest expense on repurchase transactions	$80	$146	$568	$704

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

As of September 30, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2025	December 31, 2024
Cost of investments for federal income tax purposes	$221,201	$159,410
Unrealized appreciation	$8,580	$1,514
Unrealized depreciation	$(7,964)	$(1,983)
Net unrealized appreciation (depreciation) on investments	$616	$(469)

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

10.
Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2025 and 2024 is presented below.

	For the nine months ended September 30,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$95.13	$98.17
Income from Investment Operations:
Net investment income	3.73	2.96
Net realized and unrealized (loss) gain	0.30	(0.19)
Total income from investment operations	4.03	2.77
Less Distributions:
From distributable earnings	(4.00)	(3.13)
Return of capital	—	(1.90)
Total distributions	(4.00)	(5.03)
Net Asset Value Per Unit (accrual base), End of Period	$95.16	$95.91
Unitholder Total Return(2)(3)	8.14%	7.94%
Unitholder IRR before incentive fee(4)	12.72%	12.30%
Unitholder IRR(4)	10.93%	10.49%
Ratios and Supplemental Data:
Members’ Capital, end of period	$216,335	$134,631
Units outstanding, end of period	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	4.42%	4.72%
Ratio of net investment income to average net assets(5)	10.41%	11.12%
Ratio of incentive fees to average net assets(5)	1.98%	1.84%
Portfolio turnover rate(3)	15.37%	18.86%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2025 and 2024.
(2)
The Total Return for the nine months ended September 30, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.72% through September 30, 2025. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 10.93% through September 30, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of September 30, 2025, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

During the year-ended December 31, 2023, we formed three wholly-owned subsidiaries - TCW Star DLG-1 LLC, TCW Star DLG-2 LLC, and TCW Star DLG-3 LLC each a Delaware limited liability company and each designed to be signatories on debt investments of ours. During the year-ended December 31, 2024, we formed a wholly-owned subsidiary - TCW DL HDR-S LLC, a Delaware limited liability company designed to hold equity investments of ours. On July 17, 2025 we formed a wholly-owned subsidiary - TCW DL CL-S LLC, a Delaware limited liability company designed to hold equity investments of ours.

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

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an Investment Vehicle. While we invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of September 30, 2025, we have incurred $0.1 million in organizational costs since inception, of which $0 was expensed during nine months ended September 30, 2025. Since inception, we have incurred $5.2 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2025, PIK interest income earned was $0.6 million and $1.6 million, respectively, representing 7.2% and 8.0%, respectively, of investment income. For the three and nine months ended September 30, 2024, PIK interest income earned was $0.5 million and $0.9 million, respectively, representing 7.6% and 5.5%, respectively, of investment income.

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

Investment Activity

As of September 30, 2025, our portfolio consisted of 50 debt investments and 4 equity investments. Based on fair values as of September 30, 2025, our portfolio was 96.7% invested in debt investments which were all senior secured term and revolving loans and 3.3% invested in an equity investment which were warrants and common stock. A debt investment in one portfolio company was on non-accrual status as of September 30, 2025, representing 1.0% and 1.6% of our portfolio's fair value and cost, respectively.

As of December 31, 2024, our portfolio consisted of 38 debt investments and one equity investments. Based on fair values as of December 31, 2024, our portfolio was 100.0% invested in debt investments which were all senior secured term and revolving loans and 0.0% invested in an equity investment which was a warrant.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2025:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	11%
Food Products	11%
Commercial Services & Supplies	10%
Personal Care Products	10%
Energy Equipment & Services	8%
Containers & Packaging	8%
Leisure Products	5%
Specialty Retail	5%
Professional Services	4%
Metals & Mining	4%
Health Care Equipment & Supplies	4%
Automobile Components	4%
Ground Transportation	3%
Construction & Engineering	3%
Machinery	3%
Transportation Infrastructure	2%
Paper & Forest Products	2%
Software	2%
Trading Companies & Distributors	1%
Total	100%

Results of Operations

Our operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Total investment income	$7,943	$5,992	$19,931	$15,817
Total expenses	2,756	1,471	5,938	4,710
Net investment income	5,187	4,521	13,993	11,107
Net realized (loss) gain on investments	—	(2)	(10)	24
Net change in unrealized appreciation/(depreciation) on investments	4,500	(1,034)	1,114	(935)
Net realized gain on short-term investments	—	—	—	204
Net increase in Members’ Capital from operations	$9,687	$3,485	$15,097	$10,400

Total investment income

Total investment income for the three months ended September 30, 2025 and 2024 was $7.9 million and $6.0 million, respectively. Total investment income for the three months ended September 30, 2025 and 2024 included interest income (including interest income paid-in-kind) of $7.9 million and $6.0 million, respectively.

Total investment income for the nine months ended September 30, 2025 and 2024 was $19.9 million and $15.8 million, respectively. Total investment income for the nine months ended September 30, 2025 and 2024 included interest income (including interest income paid-in-kind) of $19.9 million and $15.8 million, respectively.

The increase in total investment income during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily attributable to the increase in our portfolio of debt investments which increased from 31 as of September 30, 2024 to 50 as of September 30, 2025.

Total Expenses

Expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Expenses
Incentive fees	$1,709	$616	$2,664	$1,836
Management fees	651	434	1,792	1,282
Interest expense on repurchase transactions	80	146	568	704
Administrative fees	125	121	369	362
Professional fees	107	69	287	269
Directors' fees	66	64	182	197
Insurance expense	17	13	42	38
Other expenses	1	8	34	22
Total expenses	$2,756	$1,471	$5,938	$4,710

Our total operating expenses for the three months ended September 30, 2025 and 2024 were $2.8 million and $1.5 million, respectively. Our operating expenses for the three months ended September 30, 2025 and 2024 include management fees attributed to the Adviser of $0.7 million and $0.4 million, respectively, and incentive fees attributed to the Adviser of $1.7 million and $0.6, respectively. Our expenses for the three months ended September 30, 2025 and 2024 also include interest expense incurred on repurchase transactions of $0.1 million and $0.1 million, respectively.

Our total operating expenses for the nine months ended September 30, 2025 and 2024 were $5.9 million and $4.7 million, respectively. Our operating expenses for the nine months ended September 30, 2025 and 2024 include management fees attributed to the Adviser of $1.8 million and $1.3 million, respectively, and incentive fees attributed to the Adviser of $2.7 million and $1.8 million, respectively. Our expenses for the nine months ended September 30, 2025 and 2024 also include interest expense incurred on repurchase transactions of $0.6 million and $0.7 million, respectively.

The increase in our total expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily due to an increase in incentive fees which increased due to net realized and unrealized gains on investments during the three and nine months ended September 30, 2025 compared to net realized and unrealized losses on investments during the three and nine months ended September 30, 2024. Management fees also increased due to increases in the investment cost basis for which management fees are based.

Net investment income

Net investment income for the three months ended September 30, 2025 and 2024 was $5.2 million and $4.5 million, respectively. Net investment income for the nine months ended September 30, 2025 and 2024 was $14.0 million and $11.1 million, respectively. The increase in net income for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily attributable to the increase in total investment income partially offset by an increase in expenses, as described above.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended September 30, 2025 and 2024 was $4.5 million and ($1.0) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(563)
Superior Industries International, Inc.	Term Loan	(551)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	5,541
All others	Various	73
Net change in unrealized appreciation/(depreciation)		$4,500

Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

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

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the nine months ended September 30, 2025 and 2024 was $1.1 million and ($0.9) million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(2,923)
Superior Industries International, Inc.	Term Loan	(1,448)
The HC Companies, Inc.	Term Loan	(474)
Mark Andy, Inc.	Term Loan	(301)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	6,733
All others	Various	(473)
Net change in unrealized appreciation/(depreciation)		$1,114

Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

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

Net realized (loss)/gain on non-controlled/non-affiliated investments

During the three months ended September 30, 2025 and 2024 we recognized $0 and ($2.0) thousand in realized gains/(losses) on non-controlled/non-affiliated investments. During the nine months ended September 30, 2025 and 2024 we recognized ($10.0) thousand and $24.0 thousand in realized (losses)/gains on non-controlled/non-affiliated investments. We did not recognize a net realized gain or loss on investments during the three months ended September 30, 2025 as we did not dispose of any investments during the period. The net realized loss on investments we recognized during the nine months ended September 30, 2025 was entirely due to the partial disposition of our HydroSource Logistics, LLC Term Loan. Our realized loss during the three months ended September 30, 2024 was entirely attributable to the partial disposition of our Great Kitchens Food Company, Inc. term loan. Our realized gain during the nine months ended September 30, 2024 was entirely due to the partial disposition of our Florida Marine Transporters, LLC term loan which resulted in a gain of $26.0 thousand and our partial disposition of our Great Kitchens Food Company, Inc. term loan which resulted in a loss of $2.0 thousand.

Net realized gain on short-term investments

During the three months ended September 30, 2025 and 2024 we recognized $0 and $0, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2025 and 2024 we recognized $0 and $0.2 million, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members' Capital from operations

Our Net increase in Members' Capital from operations during the three months ended September 30, 2025 and 2024 was $9.7 million and $3.5 million, respectively.

Our Net increase in Members' Capital from operations during the nine months ended September 30, 2025 and 2024 was $15.1 million and $10.4 million, respectively.

The Net increase in Members’ Capital from operations during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 increased due to net realized and unrealized gains of $4.5 million during the three months ended September 30, 2025 compared to net realized and unrealized losses of $1.0 million during the three months ended September 30, 2024 which was coupled with the increase in net investment income described above.

The Net increase in Members’ Capital from operations during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased due to net realized and unrealized gains of $1.1 million during the nine months ended

September 30, 2025 compared to net realized and unrealized losses of $0.7 million during the nine months ended September 30, 2024 which which was coupled with the increase in net investment income described above.

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

As of September 30, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	September 30, 2025	December 31, 2024
Commitments	$375,319	$375,319
Undrawn commitments	$140,819	$246,319
Percentage of commitments funded	62.5%	34.4%
Units	3,753,190	3,753,190

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

We did not enter into any Barclays Transactions during the nine months ended September 30, 2025. The Barclays Transactions entered into during the nine months ended September 30, 2024 had an average principal balance of $32.0 million and a weighted average annual interest rate of 5.57%. As of September 30, 2025 and December 31, 2024 we had no outstanding Repurchase Obligations with Barclays.

The net proceeds we received from the Barclays Transactions during the nine months ended September 30, 2024 was a net loss of $24.0 thousand (comprised of interest expense of $0.2 million net of realized gains on short-term investments of $0.2 million).

The Macquarie Transactions entered into by us during the nine months ended September 30, 2025 and 2024 had an average principal balance of $12.0 million and $10.3 million, respectively, and a weighted average annual interest rate of 7.91% and 8.46%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

As of September 30, 2025 and December 31, 2024, we had $0 and $6.6 million, respectively, in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligation outstanding as of December 31, 2024 is associated with repurchase agreements that were entered into on November 22, 2024 and December 9, 2024, respectively. Such Repurchase Obligations were collateralized by our term loans to Pallet Logistics of America, LLC and CF Newco, Inc., respectively. Interest under these Repurchase Obligations is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00020879 or 0.00020621”, respectively, as stipulated in the repurchase agreements. As of December 31, 2024, the remaining contractual maturity of the repurchase agreement with Pallet Logistics of America, LLC was between 31-90 days and the remaining contractual maturity of the repurchase agreement with CF Newco, Inc.. was also between 31-90 days.

As of September 30, 2025 and December 31, 2024, our outstanding Repurchase Obligation is categorized as Level 2 within the fair value hierarchy.

The net proceeds we received from Macquarie Transactions during the nine months ended September 30, 2025 and 2024 was a net loss of $0.6 million and $476.0 thousand, respectively, comprised entirely of interest expense.

Interest expense incurred on the Repurchase Obligations during the three and nine months ended September 30, 2025 and 2024 was as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Barclays Transactions	$—	$—	$—	$228
Macquarie Transactions	80	146	568	476
Total Interest expense on repurchase transactions	$80	$146	$568	$704

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

Interest Rate Risk. As of September 30, 2025, 99% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of September 30, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$6,468
Up 200 basis points	4,301
Up 100 basis points	2,148
Down 100 basis points	(2,145)
Down 200 basis points	(4,275)
Down 300 basis points	(5,169)

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

TCW STAR DIRECT LENDING LLC
Date: November 12, 2025	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: November 12, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer