Form 10-K
period 2025-12-31
TCW Star Direct Lending LLC
filed 2026-03-26
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2025, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 26, 2026 was 3,753,190.

Documents Incorporated by Reference

TCW Star Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2025, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, California, United States of America

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
•
a decline in interest rates could adversely impact our results as a majority of our debt investments bear interest based on floating rates;
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
•
potential illiquidity and lack of a viable trading market for our Units (as defined herein);
•
the ability of the Adviser to attract and retain highly talented professionals, and the allocation of such professionals’ time;
•
our reliance on management of the portfolio companies in which we invest;
•
we may be unable to generate returns for our investors and any losses of the Company will be borne solely by holders of our Units (“Unitholders”) and not by the Adviser;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
defaults by a substantial number of Unitholders or by one or more Unitholders who have made substantial Capital Commitments (as defined herein);
•
the impact of prepayment on the value of our investments;
•
the allocation of expenses in co-investments;
•
our reliance on the skill and expertise of the Adviser;
•
investments at different levels of a capital structure may expose us to additional risks;
•
conflicts of interest may arise between the Advisers, Other Clients (as defined herein) and certain of our portfolio companies;
•
we may be limited in our ability to engage in certain transactions with affiliates under the 1940 Act;
•
the speculative and illiquid nature of our investments;
•
operational risks;
•
uncertainty surrounding market and geopolitical risk;

•
disruptions and instability in the capital markets;
•
uncertainty with respect to trade policies, treaties and tariffs;
•
our status as a non-diversified investment company may cause our net asset value to fluctuate;
•
collateral may consist of assets that may not be readily liquidated;
•
our investments may not be diversified;
•
our reliance upon un-affiliated co-lenders, consultants, service providers and other counterparties;
•
valuation risks;
•
the risks associated with indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles;
•
insolvencies of our portfolio companies;
•
potential lender liability proceedings;
•
additional risks associated with the highly levered portfolio companies in which we may invest;
•
the risks associated with the bridge financings, subordinated or mezzanine financings, unitranche loans, delayed draw facilities which we may make to portfolio companies;
•
loans to middle-market portfolio companies present a greater risk than loans to larger companies;
•
risks associated payment-in-kind (“PIK”) interest and private credit;
•
investments in portfolio companies located outside of the US may present additional risks;
•
we will pay fees and expenses which will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment;
•
we may retain, in whole or in part, any proceeds attributable to portfolio investments and may use the amounts retained to make investments, pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations;
•
we may issue Preferred Units with separate rights and privileges;
•
compliance with current legal, tax and regulatory framework and changes thereto;
•
the costs associated with being a public entity;
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
•
the ability of the TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser and Administrator;
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and the related tax implications;
•
the effect of legal, tax and regulatory changes;
•
information systems failures and other cybersecurity risks significantly disrupting our business, financial condition or operating results;
•
the risks artificial intelligence pose to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

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

We are an externally managed, closed-end, non-diversified management investment company. On September 1, 2022, we filed an election to be regulated as a BDC under the 1940 Act. On October 16, 2023, we filed an election to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. See “Part I Item 1. Business—Regulation as a Business Development Company” and “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers.

We are managed by the TCW Private Credit Group (the “Private Credit Group”), a group of investment professionals that uses the same investment strategy employed by the Private Credit Group over the past 25 years.

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment, in combination with a debt investment. Our investments are in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is between $3 million and $25 million. The general maturity and duration for our investments is approximately five years. We currently expect to focus our investments in portfolio companies in a variety of industries. While we intend to focus on investments in middle market companies, we may invest in larger or smaller companies. See “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession loans, bridge loans and Chapter 11 exits.

The issuers in which we invest are typically highly leveraged, and, in most cases, these investments are not rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

Because we intend to remain qualified as a RIC under the Code, our portfolio is subject to diversification and other requirements. See “Certain U.S. Federal Income Tax Consequences.” In addition to those diversification requirements, we will not invest more than 10% of investors’ aggregate capital commitments to us through the Units (the “Commitments”) in any single portfolio company.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $206.2 billion of assets as of December 31, 2025. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including TCW Direct Lending LLC, TCW Direct Lending VII LLC, and TCW Direct Lending VIII LLC (together with their five predecessor funds, the “Direct Lending Funds”).

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

The Private Credit Group

Our assets are managed by the Adviser’s Private Credit Group. The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Group is launching the Company as its ninth Direct Lending Fund. The Private Credit Group is led by Richard Miller and currently consists of over 44 investment professionals with significant expertise in investing, corporate finance, merger and acquisitions, leveraged transactions, high-yield financings, asset-based loans, turnarounds, loan workouts and restructurings.

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

Our investment professionals will typically be in a position to be directly involved with each step of the investment process, beginning with due diligence. Our investment philosophy is to perform a rigorous due diligence investigation designed to better understand a potential portfolio company’s risks and opportunities. This investigation will typically include comprehensive quantitative and qualitative analyses to identify and address risks. The elements of the quantitative analysis may include: examination of financial statements as well as margin trends, financial ratios and other applicable performance metrics; review of financial projections and the impact of certain variables on a portfolio company’s performance and ability to service its obligations; analysis of capital required for operations; comparable analysis relative to companies and transactions in similar industries; valuations reflecting a range of enterprise and asset values, the appraisal of working capital, real property machinery, equipment, intellectual property and trademarks; and identification of exit alternatives. Qualitative analysis may include a review of: quality and depth of the management team; product and/or service quality; industry fundamentals; competitive position; performance throughout the economic cycle; production cost drivers and sourcing alternatives; quality of information systems and financial infrastructure; diversity of customers and suppliers; and competition, including the impact of alternate technology.

The Adviser keeps our board of directors well informed as to the identity and title of each member of its Investment Committee and provides to the board of directors such other information with respect to such persons and the functioning of the Investment Committee and the Private Credit Group as the board of directors may from time to time request.

As described in our limited liability company agreement (the “LLC Agreement”), the Investment Committee is composed of five members of the Private Credit Group. The members of the Investment Committee are Richard T. Miller, Suzanne Grosso, Ryan Carroll, Mark Gertzof and David Wang. Richard T. Miller, Suzanne Grosso, Mark Gertzof and David Wang, are referred to as “Key Persons” of the Company.

We use the expertise of the members of the Investment Committee/Key Persons (including Mr. Miller, Ms. Grosso, Mr. Carroll, Mr. Gertzof, and Mr. Wang), and the Private Credit Group to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by the Private Credit Group will enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies. For additional information concerning the competitive risks we face. See “Part I Item 1A. Risk Factors—Competition for Investment Opportunities.”

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

On September 15, 2022, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. On August 12, 2025, the Advisory Agreement was reapproved by our board of directors to remain in effect for an additional one-year term through September 15, 2026. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Part I Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

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

We will indemnify each Indemnitee for any loss, damage or expense incurred by such Indemnitee on our behalf or in furtherance of the interests of our investors or otherwise arising out of or in connection with the Company, except for losses (x) arising from such Indemnitee’s own willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such Indemnitee’s position or losses due to a violation of an applicable law or regulation by the Indemnitee or (y) arising from the Indemnitee defending an actual or threatened claim, action, suit or proceeding against the Indemnitee brought or initiated by the Company, the board of directors of the Company and/or the Adviser (or brought or initiated by the Indemnitee against the Company, the board of directors of the Company and/or the Adviser). If we do not have sufficient available funds to satisfy such an indemnification liability or obligation and each Unitholder has already made aggregate contributions pursuant to drawdowns equal to such Unitholder’s Commitment plus amounts that can be recalled as described below in “Part II Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” then we may require that each Unitholder return distributions we have previously made to such Unitholder to satisfy its proportionate share of the shortfall; provided, however, that no Unitholder shall be required (i) to return an aggregate amount in excess of the lesser of (a) the aggregate amount of distributions we made to such Unitholder and (b) 25% of such Unitholder’s aggregate Commitment or (ii) to return amounts distributed to such Unitholder more than three years prior to the date such Unitholder is informed of a potential indemnification claim.

U.S. federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Advisory Agreement will constitute a waiver or limitation of any rights that we may have under any applicable federal or state securities laws.

Management Fee

We pay to the Adviser, quarterly in arrears, a management fee (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of our portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee for any partial month or quarter will be appropriately pro-rated. While the Management Fee accrues from the Initial Closing Date (as defined below), the Adviser intends to defer payment of such fee to the extent that such fee is greater than the aggregate amount of interest and fee income earned by the Company.

Incentive Fee

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)
First, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their aggregate capital contributions in respect of all Units;
(b)
Second, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions equal to a 6.5% internal rate of return on their aggregate capital contributions in respect of all Units (the “Hurdle”);
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

In addition, on each fiscal year-end from and after December 31, 2024 (each, an “Interim Incentive Fee Date”) the Adviser shall be entitled to an interim incentive fee payment (each, and “Interim Incentive Fee Payment”), which shall be treated as an advance against future Incentive Fee Payments, in an amount equal to the Incentive Fee payment that would be made to the Adviser if all of the assets of the Company were fully realized for cash as of such Interim Incentive Fee Date in an amount equal to the fair market value of such assets, and the resulting proceeds, after payment or provision for expenses, liabilities and contingencies, were distributed to the common Unitholders and the Adviser in accordance with the incentive fee calculation. The Adviser may, in its discretion, defer any such Interim Incentive Fee, and allocate it for future distribution pending expiration of the lookback period described below under “—Adviser Return Obligation.”

Adviser Return Obligation

On each Interim Incentive Fee Date and after we have made our final distribution of assets in connection with our dissolution (“Final Incentive Fee Date”), if the Adviser has received aggregate payments of Final Incentive Fee, or with respect to the Interim Incentive Fee only, an amount equal to or greater than $1,000,000, in excess of the amount the Adviser was entitled to receive pursuant to “Incentive Fee” above, then the Adviser will return to us (“Adviser Return Event”), on or before 90 days after such Interim Incentive Fee Date or Final Incentive Fee Date, as the case may be, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event shall the Adviser Return Obligation exceed an amount greater than the aggregate amount of Incentive Fee payments previously received by (or allocated to) the Adviser by us with respect to the two Interim Incentive Fee Dates immediately preceding such Adviser Return Event, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees (assuming the highest marginal applicable federal and New York City and State income tax rates applied to such payments), over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return

Obligation (assuming that, to the extent such payments are deductible by the Adviser, the benefit of such deductions will be computed using the then highest marginal applicable federal and New York City and State income tax rates), as reasonably determined by the Adviser.

Administration Agreement

We entered into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. On August 12, 2025, the Administration Agreement was reapproved by our board of directors. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of our financial records and otherwise assist with our compliance with BDC and RIC rules, monitor the payment of our expenses, oversee the performance of administrative and professional services rendered to us by others, be responsible for the financial and other records that we are required to maintain, prepare and disseminate reports to our Unitholders and reports and other materials to be filed with the SEC or other regulators, assist us in determining and publishing (as necessary or appropriate) our net asset value, oversee the preparation and filing of our tax returns, generally oversee the payment of our expenses and provide such other services as the Administrator, subject to review of our board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

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

Expenses

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) Administrator fees and expenses payable under the Administration Agreement including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations, including the allocable portion of the cost of our chief compliance officer, chief legal officer and chief financial officer and their respective staff; (j) transfer agent, and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any preferred units (“Preferred Units”), as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, positions or other guidance sought from a regulator, pertaining to us; (u)

compensation of other third party professionals to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

However, we will not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units.

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including us, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing supervisory investment management services for us. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under Advisers Act, or with its compliance as a registered investment adviser thereunder.

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

Competition

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks that underwrite initial public offerings, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code will impose on us as a BDC and a RIC.

Derivatives

Derivatives are not a significant component of our investment strategy. We retain the flexibility, however, to utilize hedging techniques, such as interest rate swaps, to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

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

As of December 31, 2025, we have sold 3,753,190 Common Units for an aggregate offering price of $375.3 million.

Commitment Period

The “Commitment Period” of the Company began on the Initial Closing Date and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Initial Closing Date and (b) December 21, 2026, four years from the date on which the Company first completed an investment; unless terminated pursuant to a Key Person Event, as described below, the Commitment Period shall be automatically extended for successive one-year periods beginning one year prior to each scheduled expiration of the Commitment Period (so that, immediately following any such extension, the Commitment Period will expire two years from that date). Supermajority in interest of all Unitholders may terminate the Commitment Period at any time upon 90 days written notice to the Company. After the expiration of the Commitment Period, Unitholders will be released from any further obligation with respect to their Undrawn Commitments, except as provided in the LLC Agreement. “A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of his or her business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

Regulation as a Business Development Company

We elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. In addition, a BDC must be organized for the purpose of investing in or lending primarily to private companies organized in the United States and making significant managerial assistance available to them.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. We may, however, rely on recently adopted Rule 12d1-4 under the 1940 Act and invest in excess of the limits described above, including by investing in affiliated registered investment companies. However, to the extent we rely on Rule 12d1-4, we will be subject to certain conditions and requirements under Rule 12d1-4. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Unitholders to additional expenses.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and such potential co-investment funds based on the allocation policy of the Adviser. Under the Adviser’s allocation policy, an investment opportunity will be allocated to us based on certain criteria, including but not limited to capital available for investment, which generally will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

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

Code of Ethics

We and the Adviser have each adopted, a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics on the Adviser’s website at www.TCW.com or by written request addressed to the following: Chris Marzullo, Interim Chief Compliance Officer, 515 South Flower Street, Los Angeles, California 90071.

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

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change.

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

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in the Common Units. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances (including alternative minimum tax consequences) and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, persons holding Units as part of hedging transaction, wash sale, conversion transaction or integrated transaction, real estate investment trusts, regulated investment companies, private university endowments and other tax-exempt entities, U.S. Holders (as defined below) whose functional currency is not the U.S. dollar, certain financial institutions and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold their Units as capital assets (generally, assets held for investment).

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

Regulated Investment Company Classification

As a BDC, we elected, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our Unitholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our Unitholders, for each taxable year, the sum of at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, and 90% of its net tax-exempt interest (the “Annual Distribution Requirement”).

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

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax or may cause the Company to be subject to the 4% nondeductible U.S. federal excise tax.

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

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our Unitholders their share of the non-U.S. taxes paid by the Company. We generally intend to conduct our investment activities to minimize the impact of foreign taxation, but there is no guarantee that it will be successful in this regard.

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

If we acquire shares in a passive foreign investment company (“PFIC”), it may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if it distributes such income as a taxable dividend to Unitholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, it will be required to include in income each year the proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark the shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond its control, and we are subject to restrictions which may limit the availability of the benefit of these elections. Under either election, we may be required to recognize in a taxable year income in excess of any distributions it receives from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we are subject to the 4% federal excise tax. Similarly, if we acquire shares in a controlled foreign corporation (“CFC”), it may be required to recognize in a taxable year income in excess of any distributions it receives from CFCs during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we are subject to the 4% federal excise tax.

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

Taxation of Non-U.S. Holders

Whether an investment in the Units is appropriate for a Holder will depend upon that person’s particular circumstances. Holders should consult their tax advisers before investing in the Units. Distributions of our “investment company taxable income” to Holders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of federal withholding tax if paid to Holders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent such distributions do not exceed our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Holder (and, if a treaty applies, are attributable to a U.S. permanent establishment of the Holder), we will not be required to withhold U.S. federal tax if the Holder complies with applicable certification and disclosure requirements, (such as providing Form W-8ECI) although Holders will be subject to U.S. federal income tax on distributions at the rates applicable to U.S. persons. Special certification requirements apply to a Holder that is a partnership or a trust, and such entities are urged to consult their own tax advisers.

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

Summary of Risk Factors

•
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•
There can be no assurance that the Adviser will replicate the historical performance of other investment funds with which it has been affiliated. As a result, our investment returns could be substantially lower than the returns achieved by such other investment funds.
•
The collateral securing a senior loan may be insufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal.
•
We may make investments in highly levered companies. Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
•
Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our Unitholders and may induce the Adviser to make speculative investments.
•
The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
•
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Units less attractive to investors.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
•
There is no public market for our Units, nor can we give any assurance that one will develop in the future. As a result, an investment in the Units may not be suitable for investors who may need the money they invest in a specified time frame.
•
You should not expect to be able to sell Units regardless of how we perform. As a result, if you are unable to sell your Units, you will be unable to reduce your exposure on any market downturn that affects our portfolio.
•
We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.
•
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
•
There is no public market or active secondary market for many of the investments that we intend to make and hold and as a result, these investments may be deemed illiquid.
•
If we make additional offerings of Units in the future, a Unitholder may be required to make additional purchases of our Units on one or more dates to be determined by us.
•
We will invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They will also be difficult to value and are illiquid.
•
The amount of any distributions we may make on our Units is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per unit, if any, may not grow over time, and our distributions per share may be reduced.
•
To the extent original issue discount (“OID”), and payment-in-kind (“PIK”), interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.

•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact an investment by us.
•
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
•
Efforts to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Units.
•
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions.

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), trade tensions, tariffs, interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

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

Russia’s invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries, and the potential for wider conflict, have increased and may continue to increase volatility and uncertainty in financial markets worldwide. The U.S. and other countries have imposed broad-ranging economic sanctions on Russia and Russian entities and individuals, and may impose additional sanctions, including on other countries that provide military or economic support to Russia. In addition, recent and ongoing conflicts in the Middle East could potentially cause significant disruptions to all or part of the global financial system, international trade, and the transportation and energy sectors, among other disruptions. Developing and further governmental actions

(sanctions-related, military or otherwise) with respect to either or both the Russia-Ukraine conflict or the conflicts in the Middle East may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks in ways that are adverse to our investment strategy, all of which could adversely affect our ability to fulfill our investment objectives.

Furthermore, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Political or economic disturbances (including an attempted unification of Taiwan by force), any economic sanctions implemented in response, and any escalation of hostility between China and Taiwan would likely have a significant adverse impact on economies, markets and individual securities globally.

In addition, the occurrence of events such as the recent escalations between the U.S. and Venezuela and the resulting measures that have been taken, and could be taken in the future, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets and may cause further economic uncertainties in the U.S. and worldwide.

Historical Performance. The investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques it previously employed in identifying and managing past investments. Accordingly, there can be no assurance that the Adviser will replicate the historical performance of other investment funds with which it has been affiliated. As a result, our investment returns could be substantially lower than the returns achieved by such other investment funds.

Lack of Operating History. We did not commence investment operations until the Initial Closing Date and have limited performance history. Past performance, including the past performance of the prior Direct Lending Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

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

The Advisory Agreement may be terminated under certain circumstances. The termination of the Advisory Agreement may adversely affect the quality of our investment opportunities. Furthermore, if the Advisory Agreement is terminated, it may be challenging for the Adviser to be replaced.

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

No Guarantee of Interests. Any losses in the Company will be borne solely by Unitholders and not by TCW; therefore, TCW’s losses in the Company will be limited to such losses as are attributable to any interests in the Company held by it in its capacity as a Unitholder of the Company. Interests in the Company are not insured by or guaranteed by the U.S. Federal Deposit Insurance Corporation, and are not deposits in, obligations of, or endorsed or guaranteed in any way by any banking entity. Investments in the Company are subject to substantial investment risks, including, among others, those described herein, including the possibility of partial or total loss of an investor’s investment.

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

Regulations Governing our Operation as a BDC. We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act currently in force, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% as described below under “—Additional Leverage”) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Unitholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

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

Any wholly owned subsidiary may include subsidiary entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. “Primarily controlled” mean (1) the Company controls the unregistered entity within the meaning of section 2(a)(9) of the 1940 Act, and (2) the Company’s control of the unregistered entity is greater than that of any other person.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200% (or 150% as described below under “—Additional Leverage”). If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

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

Failure to Qualify as a RIC. We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute the sum of at least 90% of our net ordinary income, net short-term capital gains in excess of net long-term capital losses, if any, and 90% of its net tax-exempt interest (if any) to the Unitholders on an annual basis. Because we intend to incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Unitholders. See “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.”

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

Service Providers and Counterparties. Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms) to the Company, the Adviser, TCW, and/or portfolio companies also provide goods or services to, or have business, personal, financial or other relationships with, the Adviser, TCW, or the portfolio companies. Such advisors and service providers (or their affiliates) may be investors in the Company, affiliates of the Adviser, sources of investment opportunities, co-investors, commercial counterparties and/or portfolio companies in which TCW and/or the Company has a portfolio investment. Accordingly, payments by the Company and/or such entities may indirectly benefit us and/or our affiliates.

Because TCW has many different businesses, including the registered broker dealers TCW Funds Distributors LLC, TCW is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. For instance, employees of TCW are registered representatives and principals and may receive compensation from the Adviser for selling interests in open- and closed-end commingled investment vehicles that are managed by the Adviser (including us). Such individuals will not receive sales commissions from those investment vehicles, unless specifically disclosed.

Advisors and service providers, or their affiliates, often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies are different from those used by TCW (including their respective personnel) (as the case may be), TCW may pay different amounts or rates than those paid by the Company and/or portfolio companies. In addition, TCW, the Company, Other Clients (as defined below) and/or their respective portfolio companies, may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with TCW) from time to time whereby such counterparty may charge lower rates and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including without limitation, volume of transactions entered into with such counterparty by TCW, the Company, Other Clients (as defined below) and their portfolio companies in the aggregate.

Allocation of Personnel. The Adviser and its members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Subject to the terms of the LLC Agreement, the Adviser, TCW and their respective affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of the Adviser. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to our business, but will be allocated between our business and the management of the monies of such other advisees of the Adviser.

Portfolio Investment Data. TCW receives various kinds of portfolio company/entity data and information (including from portfolio companies and/or entities of the Company), such as data and information relating to business operations, trends, budgets, customers and other metrics. (This data is sometimes referred to as “big data.”) In furtherance of the foregoing, TCW may seek to enter into information-sharing and use arrangements with portfolio companies and/or entities of the Company. TCW believes that access to this information furthers our interests by providing opportunities for operational improvements across portfolio companies and/or entities of the Company and in connection with our investment management activities. Subject to appropriate contractual arrangements, TCW may also utilize such information outside of our activities in a manner that provides a material benefit to TCW, but not us.

RISKS RELATED TO OUR INVESTMENTS

Possible Future Activities. TCW may expand the range of services that it provides over time. Except as provided herein, TCW will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. TCW has, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.

Restrictions on Transfer or Withdrawal. Unitholders will generally not be permitted to transfer their Units unless (i) we and, if required by our lending arrangements under any permitted credit facility, our lenders give consent and (ii) the transfer is made in accordance with applicable securities laws. Furthermore, the transferability of the Units may be subject to certain restrictions contained in the Subscription Agreement and LLC Agreement and may be affected by restrictions on resale imposed under U.S.

federal, U.S. state or another jurisdiction’s securities laws. A public market does not currently exist for the Units and one is not expected to develop.

Illiquid and Long-Term Investments. It is anticipated that there will be a significant period of time before we will have completed our portfolio investments. Many of such portfolio investments are currently expected by the Adviser to take on average at least three to five years (or potentially longer) from the date of initial investment to reach a state of maturity when realization of the portfolio investment can be achieved. Although our portfolio investments will typically generate some current income and/or cash flow in the form of amortization, interest or fee payments, private investment transaction structures often will not provide for liquidity of our portfolio investment prior to repayment upon a refinancing event, and the return of capital and the realization of gains, if any, from a portfolio investment generally will occur only upon the partial or complete disposition of such portfolio investment. In light of the foregoing, it is likely that no significant return from the disposition of our portfolio investments will occur for a substantial period of time from our date of closing. While a portfolio investment may be sold at any time, it is not generally expected that this will occur for a number of years after such portfolio investment are made. It is unlikely that there will be a public market for the illiquid and/or long-term securities held by us at the time of their acquisition. Therefore, no assurance can be given that, if we are determined to dispose of a particular portfolio investment, we could dispose of such portfolio investment at a prevailing market price, and there is a risk that disposition of such portfolio investment may require a lengthy time period or may result in distributions in-kind to investors. Although the Adviser expects that portfolio investments will either be disposed of prior to the Company being put into liquidation or be suitable for in-kind distribution at liquidation, we may have to sell, distribute or otherwise dispose of portfolio investments at a disadvantageous time as a result of liquidation. We generally will not be able to sell our portfolio investments through the public markets unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Additionally, there can be no assurances that the portfolio investments can be sold on a private basis. In addition, we may be prohibited from selling certain securities for a period of time because of contractual, legal, regulatory or other similar reasons and, as a result, may not be permitted to sell a portfolio investment at a time we might otherwise desire to do so.

Economic Recessions or Downturns. Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net investment income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

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

Unspecified Use of Proceeds. Investors will not have an opportunity prior to investing to evaluate any of the portfolio investments to be made by us or the relevant economic, financial and other information regarding such portfolio investments and, accordingly, will be entirely dependent upon the judgment and ability of the Adviser in investing and managing our capital.

Suitability of Investments. An investment in us is not suitable for all investors. An investment is suitable only for sophisticated investors, and an investor must have the financial ability to understand and willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in an investment in the Company. Investors with any doubts as to the suitability of an investment in us should consult their professional advisors to assist them in making their own legal, tax, accounting and financial evaluation of the merits and risks of investment in us in light of their own circumstances and financial condition.

Drawdowns of Capital Commitment.Unitholders will be obligated to fund drawdowns to purchase Units based on their capital commitment. Pursuant to the Subscription Agreement, the Adviser may draw down on the Unitholders’ remaining capital commitments upon at least 10 business days’ prior notice (or shorter periods if the Adviser determines in good faith that it is necessary or appropriate to facilitate the consummation of a portfolio investment). To satisfy such obligations, Unitholders may need to maintain a substantial portion of their capital commitments in assets that can be readily converted to cash. Failure by a Unitholder to timely fund its capital commitment may result in some of its Units being forfeited or subject the Unitholder to other remedies available to us. Failure of a Unitholder to contribute its capital commitments could also cause us to be unable to realize our investment objectives. A default by a substantial number of Unitholders or by one or more Unitholders who have made substantial capital commitments would limit our opportunities for investment or diversification and would likely reduce our returns.

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

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by the Adviser in its capacity as our “valuation designee” in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sold those types of debt securities, we might not receive the full value we expect.

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

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Part I Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we will have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be.

Sector Concentration Risk. To the extent that the Company focuses its investments in a particular sector, it will be more sensitive to conditions that affect the sector than a portfolio that is not focused on a particular sector. Such a focus may cause a negative effect on Company’s investments.

Valuation Risk. Many portfolio securities may not have a readily available market price and the Adviser, as the “valuation designee” will value these securities at fair value as determined in good faith under procedures approved by the board of directors (the

“Board”), which valuation is inherently subjective and may not reflect what the Company may actually realize for the sale of the investment. The majority of the Company’s investments are expected to be in instruments that do not have readily ascertainable market prices. Investments which the Company holds for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the “valuation designee” with respect to the fair valuation of the Company’s portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. In recent years the U.S. Federal Reserve Board (the “Fed”) increased interest rates from historically low levels in an effort to cause inflation levels to align with the Fed’s long-term inflation target, but the Fed has been lowering those rates and may continue to do so in the future. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

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

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company.Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans.

Non-U.S. Investment Risk. We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in the 1940 Act and as described under “Part I Item 1. Business—Regulation as a Business Development Company—Qualifying Assets”)). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by exchange control regulations, expropriation or nationalization of a company’s assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts. Non-U.S. countries may impose withholding taxes on income paid on the debt securities of issuers in those countries.

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

Inability to Take Advantage of Investment Opportunities with Affiliated Funds or Investors. The 1940 Act limits our ability to engage in transactions with affiliated funds and investors. For example, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include co-investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, of the SEC. Although the Company benefits from exemptive relief obtained from the SEC by the Adviser and other funds advised by the Adviser to engage in certain “joint” transactions, the relief is limited and subject to certain conditions. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or controls us (such as the Adviser) or certain of that person’s affiliates (such as other investment funds managed by the Adviser), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. Therefore, there can be no assurance that we will be able to participate in all investment opportunities identified by the Adviser that are suitable for us.

Effect of BDC and RIC Rules on Investment Strategy. Our having to comply with the various rules necessary to remain qualified as a BDC and a RIC could adversely impact the implementation of our investment strategy and thus reduce returns to investors. For example, the diversification requirements imposed by the RIC rules could, in certain situations, preclude us from making certain investments.

Prepayment Risk. The value of our assets may be affected by prepayment rates on loans. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control. Therefore, the frequency at which prepayments (including voluntary prepayments by borrowers and liquidations due to defaults and insolvency) occur in respect of our portfolio investments can adversely impact us and prepayment rates cannot be predicted with certainty, making it impossible to insulate ourselves from prepayment or other such risks. Early prepayments give rise to increased reinvestment risk, including, for example, when the prevailing level of interest rates falls, we may be unable to reinvest cash in a new portfolio investment with an expected rate of return at least equal to that of the portfolio investment prepaid.

Allocation of Expenses. To the extent that any fees and expenses were incurred on our behalf and any Other Clients (as defined below), the Company and such Other Clients will generally bear an allocable portion of any such fees and expenses on a pro rata basis (as determined by the Adviser) in proportion to the Company’s and such Other Clients’ respective percentage interests in the portfolio investment to which such fees and expenses relate (subject to our and such Other Clients’ offering and/or governing documents), or in such other manner as the Adviser considers fair and equitable. Notwithstanding the foregoing, the Adviser may in its sole discretion structure a co-investment opportunity, provided co-investment relief is granted, such that the proposed participants in such co-investment opportunity do not bear any Broken Deal Expenses (as defined below), with the result that we will bear all such Broken Deal Expenses; provided, if so structured, that such participants will not be entitled to receive any break-up or similar fee income, if any, that may be earned with respect to such transaction. In most cases, we expect that proposed participants in co-investments will not bear Broken Deal Expenses (such as legal fees, reverse termination fees, extraordinary expenses such as litigation costs and judgments and other expenses), with the result that only we will bear all such Broken Deal Expenses.

To the extent the context permits or otherwise requires, Other Clients refers to clients, investment funds, client accounts and proprietary accounts advised or managed by the Adviser or their respective affiliates, and in which we will not have an interest (“Other Clients”). Broken Deal Expenses refer to fees and expenses for investment and/or divestment transactions not completed by us, including amounts payable to or by third parties, and all fees and expenses of any legal, financial, accounting, advisory, consulting or other advisors or lenders, investment banks and other financing sources in connection with arranging financing for transactions that are not consummated and any deposits or down payments that are forfeited in connection with, or amounts paid as a penalty for, unconsummated transactions (“Broken Deal Expenses”).

Reliance on the Adviser and their Professionals. The Adviser will have discretion over approving an investment of our assets. Our success will depend in large part upon the skill and expertise of the Adviser and their respective professionals. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers and other industry participants for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with the Adviser or their respective affiliates. The loss of the services of one or more of such persons could have a material adverse impact on our ability to realize our investment objectives. Moreover, although we expect to have access to all of the appropriate resources, relationships and expertise of the Adviser, there can be no assurance that such resources, relationships and expertise will be available for every transaction. In addition, investment professionals and committee members may be replaced or added at any time. In addition, members of the investment team will work on other projects for the TCW Group, as applicable. The professionals involved with us are not dedicated exclusively to us and will have other responsibilities for the TCW Group, as applicable. Conflicts of interest may arise in allocating management time, services or functions, and the ability of us and our investment team to access other professionals.

Equity Securities Risks. Equity securities may include common stock, preferred stock or other securities representing an ownership interest or the right to acquire an ownership interest in an issuer. Equity risk is the risk that stocks and other equity securities generally fluctuate in value more than debt securities and may decline in value over short or extended periods. The value of stocks and other equity securities may be affected by changes in an issuer’s financial condition, factors that affect a particular industry or industries, such as labor shortages or an increase in production costs and competitive conditions within an industry, or .as a result of changes in overall market, economic and political conditions that are not specifically related to a company or industry, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or generally adverse investor sentiment.

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities, subject to the limitations of the 1940 Act. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. To the extent we hold securities that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when our interests are in conflict, particularly if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. For example, conflicts could arise where we lend funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company goes into bankruptcy, becomes insolvent or is otherwise unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities as to what actions the portfolio company should take. In addition, purchases or sales of securities for our account (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to us. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in our best interests to provide such additional financing. If the other affiliates were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in our best interests might be impaired. TCW may in its discretion take steps to reduce the potential for adversity between us and the Other Clients, including causing us and/or such Other Clients to take certain actions that, in the absence of such conflict, we would not take. In addition, there may be circumstances where TCW agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to us or Other Clients, such as where TCW may cause Other Clients to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio investment. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Other Clients participating in the transaction. In addition, it is possible that in a bankruptcy proceeding, our interests will be subordinated or otherwise adversely affected by virtue of an Other Client’s or other vehicle’s involvement and actions relating to its investment. For example, in circumstances where we hold a junior mezzanine interest in a portfolio company, holders of more senior classes of debt issued by such portfolio company (which can include Other Clients) could take actions for their benefit (particularly in circumstances where such portfolio company faces financial difficulties or distress) that further subordinate or adversely impact the value of our investment in such portfolio company.

Further, parties with material relationships with us (including, but not limited to, (i) Other Clients (including portfolio companies thereof and lenders thereto), (ii) co-investors, (iii) TCW (including equity holders thereof and lenders thereto), and (iv) our investors could provide additional financing to our portfolio companies, subject to the restrictions of the 1940 Act and the regulations promulgated thereunder. TCW could have incentives to cause us and / or our portfolio companies to accept less favorable financing terms from such parties as compared to third party providers. If the Company occupies a different, and in particular, more senior position in the capital structure than such parties, TCW could influence us or the portfolio company to offer financing terms that are more favorable to such parties. In the case of a related party financing between us or our portfolio companies, on the one hand, and TCW or Other Clients’ portfolio companies, on the other hand, subject to our governing documents, the Adviser could, but are not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on their own internal analysis, which the Adviser believe is often superior to third party analysis given TCW’s scale in the market.

If, however, any of TCW, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the TCW-related vehicle impacts the market terms. For example, in the case of a loan extended to us or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third-party participant in the syndicate, it might have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to us. The Adviser does not believe either of these effects is significant, but no assurance can be given to investors that these effects will not be significant in any circumstance.

Limitations on Co-Investments with Affiliates. The 1940 Act may limit our ability to engage in certain transactions with affiliates. As a result, we may be prohibited from co-investing with such affiliates in investments where terms of such investments other than price and amount of securities (such as financial and negative covenants, guarantees, or indemnification provisions) are negotiated, unless in reliance on the SEC co-investment exemptive relief that the Adviser has obtained. These restrictions may limit our access to certain investment opportunities that would otherwise be available to us.

Debt Financings in Connection with Acquisitions and Dispositions. We may from time to time provide financing (i) as part of a third-party purchaser’s bid for, or acquisition of, a portfolio entity or the underlying assets thereof owned by one or more Other Clients and/or (ii) in connection with a proposed acquisition or investment by one or more Other Clients or affiliates of a portfolio investment and/or its underlying assets. This generally would include the circumstance where we are making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from one or more Other Clients. We may also make portfolio investments and provide debt financing with respect to portfolio investments in which Other Clients and/or affiliates hold or propose to acquire an interest. While the terms and conditions of any such arrangements will generally be at arm’s-length terms negotiated on a case-by-case basis, the involvement of the Company and/or such Other Clients or affiliates may affect the terms of such transactions or arrangements and/or may otherwise influence the Adviser’s decisions with respect to the management of the Company and/or such Other Clients or the relevant portfolio investment, which may give rise to potential or actual conflicts of interest and which could adversely impact us. Subject to the limitations of the 1940 Act and our governing documents, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by TCW or other TCW funds.

We may from time to time dispose of all or a portion of a portfolio investment where the Adviser or one or more Other Clients is providing financing to repay debt issued to us. Such involvement may give rise to potential or actual conflicts of interest.

Co-Investment Syndication. The Company may initially consummate a portfolio investment intended as a co-investment as described herein and, later, syndicate such co-investment to certain persons. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, it may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could reduce the Company’s overall investment returns.

Risks Associated with Delayed-Draw Facilities. We may make investments that require multiple fundings over time or are structured as “revolvers” or “delayed-draws.” These types of investments generally have funding obligations that extend over a period of time and that may extend beyond the investment period. In such circumstances, we may be required to reserve remaining capital commitments for future funding obligations and may be required to fund such obligations after the termination of the investment period. However, there can be no assurance that the reserved funds will ultimately be utilized for portfolio investments, which may result in us not fully deploying our committed capital. Moreover, borrowers with deteriorating creditworthiness may continue to satisfy their contractual conditions and therefore be eligible to draw unfunded amounts at times when we might prefer not to advance such amounts. In addition, the Adviser may have assumptions as to when a company with which we transact may draw on unfunded amounts when we enter into the commitment. If the borrower does not draw as expected, the commitment may not prove as attractive an investment as originally anticipated. Furthermore, any failure to advance requested funds to a borrower with which we transact could result in possible assertions of offsets against amounts previously funded.

Risks of Middle Market Loans. Borrowers under loans originated by us or in which we may invest may include privately owned small and mid-sized companies, which present a greater risk of loss than loans to larger companies. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position, and may need more capital to expand or compete. These financial challenges may make it difficult for our borrowers to make scheduled payments of interest or principal on our loans. Accordingly, advances made to these types of borrowers entail higher risks than advances made to companies that are able to access traditional credit sources.

Risks of PIK and OID Instruments. A portfolio investment may have a contractual return that is not paid entirely in cash, but rather features a PIK element paid partially or wholly in-kind or as an accreting liquidation preference, in which case we will be forgoing a cash margin for an accrued interest amount rolled throughout the life of the loan. This may have the effect of lengthening the time before cash is received and increasing our risk exposure. While the Adviser seeks to achieve our targeted returns for any given portfolio investment, other factors, such as overall economic conditions, the competitive environment and the availability of potential purchasers of the securities, may shorten or lengthen our holding period, and some portfolio investments may take several additional years from the initial investment date to achieve a realization. In some cases, we may be prohibited by contract from selling certain securities for a period of time. If we are required to liquidate all or a portion of our portfolio positions quickly, then we may realize significantly less than the value at which we previously recorded those portfolio investments. The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan. The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments. Market prices of Original Issue Discount “OID” instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash. PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral. Use of PIK and OID securities may provide certain benefits to the Adviser, including increasing management fees and incentive compensation.

The historical investment philosophy, strategy and approach of the Private Credit Group has not involved the use of PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. To the extent original issue discount and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.

Risks Related to Warehousing Transactions. We may enter into one or more warehousing transactions. We may not be able to consummate or realize the anticipated benefits from any such warehousing transaction. Under certain warehousing transactions, we may agree to purchase assets from a warehouse provider at prices based on cost plus adjustments designed to give such warehousing provider the economic benefits of accrued but unpaid interest and structuring fees and original issue discount, while such warehouse provider holds the assets. As a result, we generally will not receive any benefit of holding the investments in a warehouse until we have acquired such assets from such warehouse provider, and certain benefits of the acquisition of the assets (such as discounted purchase prices resulting from structuring fees or original issue discount), may have deteriorated by the time we acquire the assets.

Purchases of assets from a warehouse provider will be at prices determined under the warehousing transaction which may differ from the assets’ market prices at the time of such purchase. As a result, we may pay more or less than the current market value of such assets when we acquire them. Certain warehousing agreements may also provide us with options to purchase certain assets at fair market value at the time of purchase, although a warehouse provider could retain the option to reject any purchase offers from us and retain such assets.

Risks may arise in connection with the rules under ERISA related to investment by ERISA Plans. We will use reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In this regard, we may be operated as an annual “venture capital operating company,” under the ERISA rules (a “VCOC”) in order to avoid our assets being treated as “plan assets” for purposes of ERISA. If we decide to qualify as a VCOC, then we must obtain the right to substantially participate directly in or to influence the management of at least one-half of our investments, measured by cost, and must actually exercise such rights each year with respect to at least one such operating company. Accordingly, there may be constraints on our ability to make or dispose of investments at optimal times (or to make certain investments at all).

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

Retention of Proceeds. Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or Preferred Units, during the Commitment Period, we may retain, in whole or in part, any proceeds attributable to portfolio investments. Any retained proceeds that represent net investment income will be treated as a deemed distribution by us to the Unitholders and a deemed re-contribution by the Unitholders to us, and the aggregate Undrawn Commitments of all Unitholders will be reduced accordingly. We may use the amounts so retained to make investments, pay our fees and expenses, repay our borrowings, or fund reasonable reserves for our future expenses or other obligations (including obligations to make indemnification advances and payments); provided, however, that, after the expiration of the Commitment Period, no part of such retained amounts will be used to make any investment for which we would not be permitted to draw down Commitments. We will treat any retained proceeds that represent net investment income as a deemed distribution to Unitholders and a deemed re-contribution by the Unitholders, and the aggregate Undrawn Commitments of all Unitholders will be reduced accordingly. For the avoidance of doubt, even if the Undrawn Commitment of the Units becomes zero, we may continue to retain proceeds that represent net investment income as described above for the purpose of paying our operating costs (including expenses, the Management Fee, the Incentive Fee, payments to the Administrator and any indemnification obligations) and debt service of any borrowings we have made.

Consequences of Failure to Pay Commitment in Full. If a Unitholder fails to pay any installment of its Commitment, there is no guarantee that we will recover the full amount of the defaulted Commitment, and such defaulting Unitholder may lose all or a portion of its economic interest in us.

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

Our Units are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We also do not intend to list our Units on a national securities exchange. Our Units are not registered under the 1933 Act, or any state securities law and will be restricted as to transfer by law and the terms of our LLC Agreement and Subscription Agreement.

Unitholders generally may not sell, assign or transfer their Units without the prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Unitholders are not entitled to redeem their Units. Unitholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

Withholding Risk for Foreign Investors. U.S. withholding tax rules require 30% withholding on distributions to Non-U.S. Holders unless there is certainty that such distributions are not subject to such withholding. The Company may make distributions at times of the year when there is uncertainty as to whether the amounts distributed are subject to such withholding. Accordingly, such distributions to Non-U.S. Holders may be subject to overwithholding by the Company (or its withholding agent) and Non-U.S. Holders may be required to file a return with the Internal Revenue Service in order to receive a refund of such overwithheld amounts. Non-U.S. Holders should see the discussion under the heading “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation of Non-U.S. Holders.”

Tax Risks. Tax consequences to Unitholders from an investment in the Units are complex. Potential Unitholders are strongly urged to review the discussion in “Part I Item 1. Description of Business—Certain U.S. Federal Income Tax Consequences.”

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

Changes to U.S. Tariff and Import/Export Regulations. There have been significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments have had a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Operational Risk. We depend on TCW to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the closing, confirmation or settlement of transactions, from transactions not being properly booked, evaluated, accounted for or managed or other similar disruption in our operations may cause us to suffer financial losses, disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. Our business is highly dependent on our ability to process a large number of transactions across numerous and diverse markets. Consequently, we rely heavily on our financial, accounting, asset management and other data processing systems. The ability of our systems to accommodate an increasing volume of transactions could also constrain our ability to properly manage our portfolio. Generally, none of the Adviser or TCW will be liable to us for losses incurred due to the occurrence of any such errors.

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

Cybersecurity Breaches and Identity Theft. Cybersecurity incidents and cyber-attacks have been occurring globally at more frequent and severe levels and are expected to continue to increase in frequency in the future. The information and technology systems of the Company, its portfolio investments and their service providers may be vulnerable to damage or interruption, including, without limitation, from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information. Although the Adviser has implemented, and portfolio investments and service providers may implement, various measures to manage risks relating to these types of events, such measures may be inadequate and, if compromised, information and technology systems could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Even with sophisticated prevention and detection systems, breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified in a timely manner or at all, potentially resulting in further harm and precluding appropriate remediation. TCW, the Company, Other Clients and/or any portfolio investment may have to make significant investments to fix or replace information and technology systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of TCW, the Company, any portfolio investment, and/or their service providers and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders (and their beneficial owners) and the intellectual property and trade secrets of TCW, the Company, and/or portfolio investments. Such a failure could harm the reputation of TCW, the Company and/or a portfolio investment, subject any such entity and their respective affiliates to legal claims and adverse publicity, and otherwise affect their business and financial performance. When such issues are present with regard to the issuer of securities in which the Company invests, the Company’s portfolio investment in those securities may lose value.

In addition, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us, TCW and its affiliates and service providers and create new rights for parties who have given any of us their personal information, such as investors and others.

Risks Associated with Artificial Intelligence. Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our Board is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through an entity-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

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

Governance

The Board receives annual updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

The Adviser has established an internal working group that includes relevant representation from senior management including the CCO, COO and Chief Information Security Officer (“CISO”) who work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans.

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

Item 2. Properties.

We maintain our principal executive office at 200 Clarendon Street, 19th Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 21, 2022, we began accepting Subscription Agreements from investors for the private sale of our Common Units. Under the terms of the Subscription Agreements, we may generally draw down all or any portion of the undrawn commitment with respect to each Unit upon at least ten business days’ prior written notice to the Unitholders. The issuance of the Units pursuant to these Subscription Agreements and any draw by us under the related Commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

On September 15, 2022, we completed the closing of the sale of our Common Units pursuant to which we sold 3,753,190 Common Units at an aggregate purchase price of $375.3 million.

As of December 31, 2025, we have issued and sold 3,753,190 Units at an aggregate purchase price of $375.3 million to our investors. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

As of March 26, 2026, there was 1 holder of record of our Units.

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

On the Initial Closing Date, we began accepting Subscription Agreements from investors for the private sale of our Units. As of December 31, 2025, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to Subscription Agreements entered into by us and each investor. Under the terms of the Subscription Agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

On July 17, 2025 we formed a wholly-owned subsidiary - TCW DL CL-S LLC, a Delaware limited liability company designed to hold equity investments of ours. As of December 31, 2025, we have five wholly-owned subsidiaries, each a Delaware limited liability company.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

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

"Adviser Operating Expenses" means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including us, in connection with maintaining and operating the Adviser's office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator's overhead in performing its obligations), in furtherance of providing supervisory investment management services for us. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser's registration as an investment adviser under the Advisers Act, or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all our expenses that we will not bear, as set forth above, will be borne by the Adviser or its affiliates.

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Commitments of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of December 31, 2025, we have incurred $0.1 million in organizational costs, of which $0 was expensed during the year ended December 31, 2025. Since inception, we have incurred $5.2 thousand in offering costs, all of which were charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Part I Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for more information on our critical accounting policies.

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the available pricing inputs. On May 11, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the “valuation designee” with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with our valuation policy.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the twelve months ended December 31, 2025, 2024, and 2023, PIK interest income earned was $2.2 million, $1.0 million, and $0.2 million, respectively, representing 7.8%, 4.7%, and 1.8%, respectively, of investment income.

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

We may enter into certain intercreditor agreements or loan agreements that entitle us to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, we may receive a higher interest rate than the contractual stated interest rate as disclosed on our Consolidated Schedule of Investments.

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

Investment Activity

As of December 31, 2025, our portfolio consisted of 48 debt investments and four equity investments. Based on fair values as of December 31, 2025, our portfolio was 96.5% invested in debt investments which were all senior secured term and revolving loans and 3.5% invested in equity investments which were warrants and common units.

As of December 31, 2024, our portfolio consisted of 38 debt investments and one equity investment. Based on fair values as of December 31, 2024, our portfolio was 100.0% invested in debt investments which were all senior secured term loans and revolving loans and 0.0% invested in an equity investment which was a warrant.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2025:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	12%
Food Products	11%
Commercial Services & Supplies	10%
Energy Equipment & Services	8%
Containers & Packaging	8%
Specialty Retail	5%
Leisure Products	5%
Professional Services	5%
Automobile Components	4%
Personal Care Products	4%
Metals & Mining	4%
Health Care Equipment & Supplies	4%
Ground Transportation	4%
Construction & Engineering	3%
Software	3%
Machinery	3%
Transportation Infrastructure	3%
Paper & Forest Products	2%
Trading Companies & Distributors	1%
Consumer Discretionary Textiles, Apparel & Luxury Goods	1%
Total	100%

Results of Operations

Our operating results for the years ended December 31, 2025, 2024, and 2023 were as follows (dollar amounts in thousands):

	For the year ended December 31,
	2025	2024	2023
Total investment income	$27,758	$21,175	$10,707
Total expenses	7,690	6,262	4,864
Net investment income	20,068	14,913	5,843
Net realized (loss) gain on investments	(3)	27	94
Net change in unrealized appreciation/(depreciation) on investments	(484)	(1,437)	722
Net realized gain on short-term investments	—	204	400
Net increase in Members’ Capital from operations	$19,581	$13,707	$7,059

Total investment income

Total investment income for the years ended December 31, 2025, 2024, and 2023 was $27.8 million, $21.2 million, and $10.7 million, respectively, and was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest income	$25,521	$20,139	$10,498
Interest income paid-in-kind	2,169	996	196
Other fee income	68	40	13
Total investment income	$27,758	$21,175	$10,707

The increase in total investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily attributable to the increase in our portfolio of debt investments which increased from 38 as of December 31, 2024 to 48 as of December 31, 2025.

The increase in total investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to the increase in our portfolio of debt investments which increased from 19 as of December 31, 2023 to 38 as of December 31, 2024.

Expenses

Expenses for the years ended December 31, 2025, 2024, and 2023 were as follows (dollar amounts in thousands):

	For the year ended December 31,
	2025	2024	2023
Expenses
Incentive fees	$3,456	$2,419	$1,169
Management fees	2,448	1,747	956
Interest expense on repurchase transactions	568	968	1,614
Administrative fees	492	484	483
Professional fees	382	314	313
Directors’ fees	248	255	298
Other expenses	96	75	31
Total expenses	$7,690	$6,262	$4,864

Our total operating expenses for the years ended December 31, 2025, 2024, and 2023 were $7.7 million, $6.3 million, and $4.9 million, respectively. Our operating expenses for the years ended December 31, 2025, 2024, and 2023 include management fees attributed to the Adviser of $2.4 million, $1.7 million, and $1.0 million, respectively, and incentive fees attributed to the Adviser of $3.5 million, $2.4 million, and $1.2 million, respectively.Our expenses also include interest expense incurred on repurchase transactions of $0.6 million, $1.0 million, and $1.6 million, respectively, for the years ended December 31, 2025, 2024, and 2023.

The total increase in our expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to an increase in incentive fees due to higher net income before incentive fees during the twelve months ended December 31, 2025 as compared to the year ended December 31, 2024. Management fees also increased for the year ended

December 31, 2025 compared to the year ended December 31, 2024 due to increases in our investment cost basis for which management fees are based. The increases in incentive and management fees were partially offset by a decrease in interest expense incurred on repurchase transactions. Interest expense incurred on repurchase transactions decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 as we did not enter into any repurchase agreements with Barclays Bank Plc during the year ended December 31, 2025. Additionally, the weighted average interest rate of repurchase agreements entered into with Macquarie US Trading LLC decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024.

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

Net investment income

Net investment income for the years ended December 31, 2025, 2024, and 2023 was $20.1 million, $14.9 million, and $5.8 million, respectively. The increase in net investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily attributable to the increase in total investment income as described above partially offset by an increase in expenses.

The increase in net investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to the increase in total investment income as described above partially offset by an increase in expenses.

Net realized (loss) gain on non-controlled/non-affiliated investments

We recognized $(3.0) thousand, $27.0 thousand, and $0.1 million in realized (losses) gains on non-controlled/non-affiliated investments during the years ended December 31, 2025, 2024, and 2023, respectively. Our net realized loss on investments for the year ended December 31, 2025 was primarily attributable to the partial disposition of the CEC Entertainment, LLC term loan as well as the partial disposition of the HydroSource Logistics, LLC 3rd amendment term loan.

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

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the years ended December 31, 2025, 2024, and 2023 was ($0.5) million, ($1.4) million and $0.7 million. Our net change in unrealized appreciation/depreciation for the year ended December 31, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	$5,118
The HC Companies, Inc.	Term Loan	(312)
Mark Andy, Inc.	Term Loan	(501)
SUP Parent Holdings, LLC	Common Units	(1,279)
Signature Brands, LLC	Term Loan	(3,036)
All others	Various	(474)
Net change in unrealized appreciation/depreciation		$(484)

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

Net realized gain on short-term investments

During the years ended December 31, 2025, 2024, and 2023, we recognized $0, $0.2 million, and $0.4 million, respectively, in realized gains from our short-term investments in government treasuries.

Net Increase in Members' Capital from Operations

Our Net increase in Members' Capital from Operations during the years ended December 31, 2025, 2024, and 2023 was $19.6 million, $13.7 million, and $7.1 million, respectively. The increase during the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily attributable to the increases in net investment income described above coupled with net realized and unrealized losses of $0.5 million compared to net realized and unrealized losses of $1.2 million.

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

As of December 31, 2025 and 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Commitments	$375,319	$375,319
Undrawn commitments	$137,319	$207,819
Percentage of commitments funded	63.4%	44.6%
Units	3,753,190	3,753,190

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

We did not enter into any Barclays Transactions during the year ended December 31, 2025. The Barclays Transactions entered into during the years ended December 31, 2024 and 2023 had an average principal balance of $32.0 million and $47.6 million, respectively and a weighted average annual interest rate of 5.57%, and 5.11%, respectively. As of December 31, 2025 and December 31, 2024 we had no outstanding Repurchase Obligations with Barclays.

The net proceeds we received from the Barclays Transactions during the years ended December 31, 2024 and 2023 was a net loss of $25.0 thousand (comprised of interest expense of $0.2 million net of realized gains on short-term investments of $0.2 million) and $0.2 million (comprised of interest expense of $0.6 million net of realized gains on short-term investments of $0.4 million), respectively.

The Macquarie Transactions entered into by us during the years ended December 31, 2025, 2024, and 2023 had an average principal balance of $12.0 million, $11.3 million, and $16.8 million, respectively, and a weighted average annual interest rate of 7.91%, 8.22%, and 8.63%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates, as stipulated in the respective repurchase agreements.

As of December 31, 2025 and December 31, 2024, we had $0 and $6.6 million, respectively, in outstanding Repurchase Obligations with Macquarie.

The net proceeds we received from Macquarie Transactions during the years ended December 31, 2025, 2024, and 2023 was a net loss of $0.6 million, $0.7 million, and $1.0 million, respectively, comprised entirely of interest expense.

Interest expense incurred on the Repurchase Obligations during the years ended December 31, 2025, 2024, and 2023 was as follows (dollar amounts in thousands):

	For the year ended December 31,
	2025	2024	2023
Barclays Transactions	$—	$229	$580
Macquarie Transactions	568	739	1,034
Total Interest expense on repurchase transactions	$568	$968	$1,614

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2025 and 2024 (dollar amounts in thousands):

			December 31, 2025		December 31, 2024
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$1,074	$8	$—	$—
CF Newco, Inc.	Revolver	December 2029	488	—	91	1
CG Buyer, LLC	Delayed Draw Term Loan	July 2025	—	—	856	2
Cinelease, LLC	ABL Term Loan	July 2030	1,066	32	—	—
Comprehensive Logistics Co., LLC	Revolver	March 2026	879	11	513	11
CSAT Holdings LLC	Revolver	June 2028	345	—	759	14
D&D Buyer, LLC	Delayed Draw Term Loan	October 2025	—	—	488	—
D&D Buyer, LLC	Revolver	October 2028	352	—	382	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	2,393	89	2,393	81
Five Star Buyer, Inc.	Revolver	February 2028	455	30	455	14
Great Kitchens Food Company, Inc.	Revolver	May 2029	1,196	—	1,196	10
Helix Sleep, Inc.	Revolver	November 2030	330	4	—	—
Hoffmaster Group, Inc.	Revolver	February 2028	628	5	628	2
HydroSource Logistics, LLC	Revolver	April 2029	37	—	256	—
Pallet Logistics of America, LLC	Delayed Draw Term Loan	November 2026	—	—	262	5
Pallet Logistics of America, LLC	Revolver	November 2029	275	9	524	10
RPM Purchaser, Inc.	Delayed Draw Term Loan B	September 2028	701	—	847	—
Signature Brands, LLC	Delayed Draw Term Loan B	March 2025	—	—	964	92
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	1,044	—	—	—
Viva 5 Group, LLC	Revolver	May 2030	939	15	—	—
VoltaGrid, LLC	Delayed Draw Term Loan	September 2025	—	—	578	5
Total			$12,202	$203	$11,192	$247

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

Interest Rate Risk. As of December 31, 2025, 99% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after six months. As of December 31, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our December 31, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$6,313
Up 200 basis points	4,209
Up 100 basis points	2,104
Down 100 basis points	(2,095)
Down 200 basis points	(3,958)
Down 300 basis points	(4,275)

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

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

4.1*	Description of Securities

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

TCW STAR DIRECT LENDING LLC

Date: March 26, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 26, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 26, 2026	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 26, 2026	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 26, 2026	By:	/s/ Sheila A. Finnerty
Sheila A. Finnerty
Director

Date: March 26, 2026	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 26, 2026	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 26, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Star Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Star Direct Lending LLC and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in members’ capital, and cash flows and for each of the three years in the period then ended, financial highlights for the years ended December 31, 2025, 2024 and 2023, and for the period from July 21, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital, and cash flows, for each of the three years in the period then ended, and the financial highlights for the years ended December 31, 2025 and 2024, 2023, and for the period from July 21, 2022 (inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 2 and 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $208,515,038 as of December 31, 2025.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit the internal assumptions and evaluate the appropriateness of these models and the weighting of the available pricing inputs in determining the fair value of these investments.

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
•
We validated the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and tested the valuation by developing an independent expectation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
For selected investments, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.
•
We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

/s/ Deloitte and Touche LLP

Los Angeles, California

March 26, 2026

We have served as the auditor of one or more investment companies within the group of investment companies since 2014.

TCW Star Direct Lending LLC

Consolidated Schedule of Investments

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 10.43% (SOFR + 6.75%, 1.75% Floor)	2.8%	$6,079,110	03/28/29	$5,959,899	$5,854,183
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.43% (SOFR + 6.75%, 1.75% Floor)	0.2%	364,564	03/28/29	364,564	351,075
	Superior Industries International, Inc.	12/08/25	Take Back Term Loan - 13.78% inc PIK (SOFR + 10.00%, 3.50% Floor, all PIK)	0.7%	1,363,548	12/08/30	1,327,202	1,364,093
				3.7%			7,651,665	7,569,351
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 14.43% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	3.7%	7,570,562	06/30/28	7,443,708	7,562,991
	CSAT Holdings LLC	06/30/23	Revolver - 14.33% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	0.3%	690,164	06/30/28	690,164	689,474
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.32% (SOFR + 7.50%, 2.00% Floor)	3.2%	6,653,654	03/26/26	6,636,407	6,567,157
	Power Acquisition LLC	01/22/25	Term Loan B - 9.86% (SOFR + 6.00%, 1.50% Floor)	2.8%	6,145,092	01/22/30	6,014,898	5,837,838
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 9.86% (SOFR + 6.00%, 1.50% Floor)	0.2%	471,913	01/22/30	464,227	451,148
				10.2%			21,249,404	21,108,608
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.32% (SOFR + 6.50%, 1.75% Floor)	1.0%	2,087,432	06/16/28	2,087,432	2,107,262
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.32% (SOFR + 6.50%, 1.75% Floor)	2.4%	5,018,231	06/16/28	4,926,893	5,065,904
				3.4%			7,014,325	7,173,166
Consumer Discretionary Textiles, Apparel & Luxury Goods
	Helix Sleep, Inc.	11/07/25	Term Loan - 9.37% (SOFR + 5.50%, 1.00% Floor)	1.4%	2,877,911	11/07/30	2,831,235	2,843,376
				1.4%			2,831,235	2,843,376
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.17% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	4.2%	9,391,626	08/01/28	9,271,311	8,693,828
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.17% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	0.7%	1,603,756	08/01/28	1,579,270	1,484,597
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.10% (SOFR + 6.25%, 2.00% Floor)	2.9%	6,119,258	02/24/28	6,090,495	6,073,975
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.10% (SOFR + 6.25%, 2.00% Floor)	0.4%	772,602	02/24/28	764,195	766,885
				8.2%			17,705,271	17,019,285
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Term Loan - 12.43% (SOFR + 8.50%, 2.00% Floor)	2.4%	4,900,765	04/04/29	4,805,530	4,900,765
	HydroSource Logistics, LLC	04/05/24	Revolver - 12.46% (SOFR + 8.50%, 2.00% Floor)	0.2%	512,700	04/04/29	512,700	512,700
	HydroSource Logistics, LLC	04/14/25	3rd Amendment Term Loan - 12.43% (SOFR + 8.50%, 2.00% Floor)	3.1%	6,410,455	04/04/29	6,202,161	6,410,455
				5.7%			11,520,391	11,823,920

TCW Star Direct Lending LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 10.70% (SOFR + 6.88%, 1.75% Floor)	3.5%	$7,332,633	05/31/28	$7,240,317	$7,341,560
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 9.72% (SOFR + 6.00%, 1.25% Floor)	3.1%	6,360,585	05/31/29	6,259,503	6,360,585
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.58% inc PIK (SOFR + 6.50%, 1.75% Floor, all PIK)	0.3%	538,353	05/04/28	533,001	538,353
	Signature Brands, LLC	05/05/23	Term Loan - 13.58% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	2.8%	9,680,867	05/04/28	9,590,541	5,876,287
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	0.9%	1,957,048	05/04/28	1,902,899	1,957,048
				10.6%			25,526,261	22,073,833
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.08% (SOFR + 6.25%, 2.00% Floor)	3.1%	6,277,562	09/11/28	6,171,906	6,340,338
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.08% (SOFR + 6.25%, 2.00% Floor)	0.9%	1,937,345	09/11/28	1,937,345	1,937,345
				4.0%			8,109,251	8,277,683
Health Care Equipment & Supplies
	Connect America.com, LLC	10/11/24	Last Out Term Loan - 9.42% (SOFR + 5.75%, 1.75% Floor)	4.2%	9,027,305	10/11/29	8,914,448	8,702,322
				4.2%			8,914,448	8,702,322
Hotels, Restaurants & Leisure
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Term Loan - 9.42% (SOFR + 5.75%, 1.50% Floor)	4.7%	9,780,775	12/31/30	9,589,774	9,707,419
	CEC Entertainment, LLC	09/26/25	Term Loan - 9.67% (SOFR + 6.00%, 2.00% Floor)	3.8%	8,068,617	09/26/30	7,886,259	7,891,107
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.98% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	2.7%	5,967,460	02/23/28	5,862,881	5,573,607
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.98% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	0.1%	213,278	02/23/28	213,278	199,202
				11.3%			23,552,192	23,371,335
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.40% (SOFR + 5.50%, 1.50% Floor)	4.9%	10,164,433	08/05/30	10,024,408	10,042,460
				4.9%			10,024,408	10,042,460
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.57% inc PIK (SOFR + 8.75%, 1.50% Floor, 5.75% PIK)	2.7%	6,972,528	06/16/28	6,889,493	5,578,022
				2.7%			6,889,493	5,578,022
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.17% (SOFR + 6.50%, 2.00% Floor)	4.3%	9,133,425	03/14/30	8,960,898	8,877,689
				4.3%			8,960,898	8,877,689
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.79% (SOFR + 7.00%, 1.00% Floor)	0.1%	249,085	11/29/29	249,085	241,115
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.79% inc PIK (SOFR + 7.00%, 1.00% Floor, 0.50% PIK)	1.9%	4,153,748	11/22/29	4,076,988	4,020,829
				2.0%			4,326,073	4,261,944

TCW Star Direct Lending LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Personal Care Products
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.22% (SOFR + 6.50%, 2.25% Floor)	4.2%	8,873,258	05/21/30	$8,676,329	$8,731,286
	Viva 5 Group, LLC	05/21/25	Revolver - 10.22% (SOFR + 6.50%, 2.25% Floor)	0.1%	199,080	05/21/30	199,080	195,894
				4.3%			8,875,409	8,927,180
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 10.59% (SOFR + 6.88%, 1.50% Floor)	4.5%	9,276,342	12/21/27	9,221,553	9,276,342
				4.5%			9,221,553	9,276,342
Software
	CF Newco, Inc.	12/09/24	Term Loan - 9.74% (SOFR + 6.00%, 1.50% Floor)	1.9%	3,837,324	12/10/29	3,804,775	3,856,511
	CF Newco, Inc.	12/09/24	Revolver - 9.74% (SOFR + 6.00%, 1.50% Floor)	0.1%	262,577	12/10/29	262,577	262,577
	CF Newco, Inc.	12/11/25	Amendment No. 1 Term Loan - 9.99% (SOFR + 6.25%, 1.50% Floor)	0.9%	1,755,249	12/10/29	1,728,130	1,778,067
				2.9%			5,795,482	5,897,155
Specialty Retail
	D&D Buyer, LLC	10/04/23	Revolver - 10.27% (SOFR + 6.50%, 2.00% Floor)	0.3%	528,672	10/04/28	528,672	528,672
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 10.42% (SOFR + 6.50%, 2.00% Floor)	0.7%	1,449,098	10/04/28	1,449,098	1,461,560
	D&D Buyer, LLC	10/04/23	Term Loan - 10.27% (SOFR + 6.50%, 2.00% Floor)	2.9%	5,995,767	10/04/28	5,890,792	6,047,330
	D&D Buyer, LLC	08/20/25	4th Amendment Delayed Draw Term Loan - 10.49% (SOFR + 6.50%, 2.00% Floor)	1.1%	2,158,750	10/04/28	2,158,750	2,177,315
				5.0%			10,027,312	10,214,877
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.82% (SOFR + 7.50%, 2.50% Floor)	1.4%	2,964,019	07/31/30	2,829,543	2,875,099
				1.4%			2,829,543	2,875,099
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 10.22% (SOFR + 6.50%, 1.50% Floor)	0.1%	115,084	07/19/28	115,084	114,509
	CG Buyer, LLC	07/19/23	Term Loan - 10.22% (SOFR + 6.50%, 1.50% Floor)	2.5%	5,251,430	07/19/28	5,178,778	5,225,173
				2.6%			5,293,862	5,339,682

	Total Debt Investments			97.3%			206,318,476	201,253,329

TCW Star Direct Lending LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	SUP Parent Holdings, LLC(3)(4)	08/13/25	Common Units	0.8%	6,602		$2,937,109	$1,658,228
				0.8%			2,937,109	1,658,228
Commercial Services & Supplies
	CSAT Investment Holdings LLC(3)(4)	03/05/25	Warrant, expires 3/5/32	0.2%	301,543		133,772	350,212
				0.2%			133,772	350,212
Energy Equipment & Services
	HydroSource Logistics, LLC(3)(4)	04/05/24	Warrant, expires 4/4/34	2.5%	44		56,923	5,209,988
				2.5%			56,923	5,209,988
Trading Companies & Distributors
	Cinelease, LLC(3)(4)	08/07/25	Warrant, expires 7/31/35	0.0%	37,311		65,707	43,281
				0.0%			65,707	43,281
	Total Equity Investments			3.5%			3,193,511	7,261,709
	Total Debt & Equity Investments(2)			100.8%			209,511,987	208,515,038
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.68%, Class X (FGXXX)			2.1%	4,426,311		4,426,311	4,426,311
	Total Cash Equivalents			2.1%	4,426,311		4,426,311	4,426,311
	Total Investments (102.9%)						$213,938,298	$212,941,349
	Net unrealized depreciation on unfunded commitments (-0.1%)							(202,793)
	Liabilities in Excess of Other Assets (-2.8%)							$(5,719,400)
	Net Assets (100.0%)							$207,019,156

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
The fair value of each debt investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(3)
Non-income producing.

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities was $7,261,709, or 3.4% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $99,062,045 and $41,812,791, respectively, for the year ended December 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

TCW Star Direct Lending LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

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

TCW Star Direct Lending LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2025

	As of December 31,	As of December 31,
	2025	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $209,512 and $150,652, respectively)	$208,515	$150,183
Cash and cash equivalents	6,127	9,643
Interest income receivable	736	764
Receivable for investments sold	27	31
Prepaid and other assets	33	25
Total Assets	$215,438	$160,646
Liabilities
Incentive fee payable	$7,043	$3,588
Management fee payable	656	465
Administration fee payable	444	—
Unrealized depreciation on unfunded commitments	203	247
Repurchase obligations	—	6,592
Other accrued expenses and other liabilities	73	516
Total Liabilities	8,419	11,408
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(137,319)	(207,819)
Common Unitholders’ return of capital	(22,331)	(13,542)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	215,377	153,666
Accumulated overdistributed earnings	(8,358)	(4,428)
Total Members’ Capital	207,019	149,238
Total Liabilities and Members’ Capital	$215,438	$160,646
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$91.75	$95.13

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2025

	For the year ended December 31,
	2025	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$25,521	$20,139	$10,498
Interest income paid-in-kind	2,169	996	196
Other fee income	68	40	13
Total investment income	27,758	21,175	10,707
Expenses
Incentive fees (Note 4)	3,456	2,419	1,169
Management fees (Note 4)	2,448	1,747	956
Interest expense on repurchase transactions	568	968	1,614
Administrative fees	492	484	483
Professional fees	382	314	313
Directors’ fees	248	255	298
Other expenses	96	75	31
Total expenses	7,690	6,262	4,864
Net investment income	20,068	14,913	5,843
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	(3)	27	94
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(484)	(1,437)	722
Net realized gain on short-term investments	—	204	400
Net realized and unrealized (loss) gain on investments	(487)	(1,206)	1,216
Net increase in Members’ Capital from operations	$19,581	$13,707	$7,059
Basic and diluted:
Income per unit	$5.22	$3.65	$1.88
Units outstanding	3,753,190	3,753,190	3,753,190

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Statements of Changes in Members' Capital

(Dollar amounts in thousands, except unit data)

December 31, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at December 31, 2022	22,708	(144)	22,564
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	5,843	5,843
Net realized gain on investments	—	494	494
Net change in unrealized appreciation/(depreciation) on investments	—	722	722
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	106,000	—	106,000
Distributions to members from:
Distributable earnings	—	(7,496)	(7,496)
Return of capital	(5,997)	—	(5,997)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2023	100,003	(437)	99,566
Members’ Capital at December 31, 2023	122,711	(581)	122,130
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	14,913	14,913
Net realized gain on investments	—	231	231
Net change in unrealized appreciation/(depreciation) on investments	—	(1,437)	(1,437)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	38,500	—	38,500
Distributions to Members from:
Distributable earnings	—	(17,554)	(17,554)
Return of capital	(7,545)	—	(7,545)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2024	30,955	(3,847)	27,108
Members’ Capital at December 31, 2024	153,666	(4,428)	149,238
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	20,068	20,068
Net realized loss on investments	—	(3)	(3)
Net change in unrealized appreciation/(depreciation) on investments	—	(484)	(484)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	70,500	—	70,500
Distributions to Members from:
Distributable earnings	—	(23,511)	(23,511)
Return of capital	(8,789)	—	(8,789)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2025	61,711	(3,930)	57,781
Members’ Capital at December 31, 2025	$215,377	$(8,358)	$207,019

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2025

	For the year ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$19,581	$13,707	$7,059
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(96,893)	(67,697)	(119,153)
Purchases of short-term investments	—	—	(34,438)
Interest income paid in-kind	(2,169)	(996)	(196)
Proceeds from sales of short-term investments	—	34,642	24,963
Realized gain on short-term investments	—	(204)	(400)
Proceeds from sales and paydowns of investments	41,813	36,677	12,806
Realized gain on investments	3	(27)	(94)
Change in net unrealized (appreciation)/depreciation on investments	484	1,437	(722)
Amortization of premium and accretion of discount, net	(1,614)	(1,367)	(454)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	28	(162)	(595)
(Increase) decrease in receivable for investments sold	4	(31)	—
(Increase) decrease in prepaid and other assets	(8)	—	(25)
Increase (decrease) in payable for short-term investments purchased	—	(34,438)	9,875
Increase (decrease) in incentive fees payable	3,455	2,419	1,169
Increase (decrease) in management fees payable	191	96	365
Increase (decrease) in administration fee payable	444	—	—
Increase (decrease) in organizational costs payable to Adviser	—	—	(147)
Increase (decrease) in directors' fees payable to Adviser	—	—	(134)
Increase (decrease) in other liabilities payable to Adviser	—	(10)	(31)
Increase (decrease) in offerings costs payable to Adviser	—	—	(5)
Increase (decrease) in other accrued expenses and other liabilities	(443)	114	260
Net cash used in operating activities	(35,124)	(15,840)	(99,897)
Cash Flows from Financing Activities
Contributions from Members	70,500	38,500	106,000
Distributions to Members	(32,300)	(25,099)	(13,493)
Proceeds from repurchase obligation	58,399	61,367	86,131
Repayment of repurchase obligation	(64,991)	(54,775)	(86,131)
Net cash provided by financing activities	31,608	19,993	92,507
Net (decrease) increase in cash and cash equivalents	(3,516)	4,153	(7,390)
Cash and cash equivalents, beginning of period	9,643	5,490	12,880
Cash and cash equivalents, end of period	$6,127	$9,643	$5,490
Supplemental and non-cash financing activities
Interest expense paid	$609	$927	$1,034
Non-cash purchases of investments due to reorganization	$(3,528)	$—	$—
Non-cash sales of investments due to reorganization	$3,528	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

On September 15, 2022, the Company entered into the Investment Advisory and Management Agreement with TAMCO, its registered investment adviser (the “Adviser”). On the same date, the Company also completed the closing of the sale of its Common Units (the “Closing Date”) pursuant to which the Company sold 3,753,190 Common Units at an aggregate purchase price of $375,319.

The Company commenced operations during the third quarter of fiscal year 2022 and commenced investment activity during the last two weeks of December 2022.

On July 17, 2025 the Company formed a wholly-owned subsidiary - TCW DL CL-S LLC, a Delaware limited liability company designed to hold equity investments of the Company. As of December 31, 2025, the Company has five wholly-owned subsidiaries, each a Delaware limited liability company.

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

December 31, 2025

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

Capital Commitments: As of December 31, 2025, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$137,319	63.4%	3,753,190

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

The Recallable Amount as of December 31, 2025 was $22,331.

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

December 31, 2025

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the twelve months ended December 31, 2025, 2024, and 2023, PIK interest income earned was $2,169, $996, and $196, respectively, representing 7.8%, 4.7%, and 1.8%, respectively, of investment income.

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

December 31, 2025

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $147 in organizational costs, of which $0 was expensed during the year ended December 31, 2025. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

December 31, 2025

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

December 31, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$201,253	$201,253
Equity	—	—	7,262	7,262
Cash equivalents	4,426	—	—	4,426
Total	$4,426	$—	$208,515	$212,941

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$150,147	$150,147
Equity	—	—	35	35
Cash equivalents	8,759	—	—	8,759
Total	$8,759	$—	$150,182	$158,941

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2025 and 2024:

	Debt	Equity	Total
Balance, January 1, 2025	$150,147	$35	$150,182
Purchases	99,345	3,245	102,590
Sales and paydowns of investments	(45,289)	(51)	(45,340)
Amortization of premium and accretion of discount, net	1,614	—	1,614
Net realized losses	(3)	—	(3)
Net change in unrealized appreciation/(depreciation)	(4,561)	4,033	(528)
Balance, December 31, 2025	$201,253	$7,262	$208,515
Change in net unrealized appreciation/depreciation in investments held as of December 31, 2025	$(4,266)	$4,033	$(233)

	Debt	Equity	Total
Balance, January 1, 2024	$118,178	$—	$118,178
Purchases	68,693	—	68,693
Sales and paydowns of investments	(36,677)	—	(36,677)
Amortization of premium and accretion of discount, net	1,367	—	1,367
Net realized gains	27	—	27
Net change in unrealized appreciation/(depreciation)	(1,441)	35	(1,406)
Balance, December 31, 2024	$150,147	$35	$150,182
Change in net unrealized appreciation/depreciation in investments held as of December 31, 2024	$(1,014)	$35	$(979)

The Company did not have any transfers between levels during the year ended December 31, 2025 and 2024.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$147,341	Income Method	Discount Rate	8.8 to 19.1%	11.1%	Decrease
Debt	$30,374	Market Method	EBITDA Multiple	4.5x to 9.5x	6.8x	Increase
Debt	$9,707	Market Method	Indicative Bid	99.3% to 99.3%	99.3%	Increase
Debt	$8,252	Income Method	Discount Rate	15.4% to 18.1%	16.8%	Decrease
		Market Method	Indicative Bid	101.0% to 101.0%	101.0%	Increase
Debt	$5,579	Income Method	Discount Rate	22.0% to 27.0%	24.5%	Decrease
		Market Method	EBITDA Multiple	6.5x to 7.5x	7.0x	Increase
Equity	$43	Market Method	Revenue Multiple	1.3x to 1.5x	1.4x	Increase
Equity	$7,219	Market Method	EBITDA Multiple	4.8x to 10.8x	8.2x	Increase

* Weighted based on fair value

During the year ended December 31, 2025, three debt investments with an aggregate fair value of $13,830 transitioned from a yield analysis valuation model to a yield analysis and market approach valuation model and four debt investments with an aggregate fair value of $16,593 transitioned from a yield analysis valuation model to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

December 31, 2025

4.
Agreements and Related Party Transactions (Continued)

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

For the years ended December 31, 2025, 2024, and 2023, Management Fees incurred were $2,448, $1,747, and $956, respectively, and $656 and $465, respectively, remained payable as of December 31, 2025 and 2024.

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)
First, no Incentive Fee will be owed until the Common Unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their Aggregate Contributions (as defined in the LLC Agreement) to the Company in respect of all the Common Units;
(b)
Second, no Incentive Fee will be owed until the Common Unitholders have collectively received cumulative distributions equal to a 6.5% internal rate of return on their Aggregate Contributions to the Company in respect of all Common Units (the “Hurdle”);

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

4.
Agreements and Related Party Transactions (Continued)

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

For the years ended December 31, 2025, 2024, and 2023, Incentive Fees incurred were $3,456, $2,419, and $1,169 respectively. The Company has not made any incentive fee payments to the Adviser and as of December 31, 2025 and 2024, the Company's incentive fee payable to the Adviser was $7,043 and $3,588, respectively.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

4.
Agreements and Related Party Transactions (Continued)

Adviser Return Obligation: On each fiscal year-end from and after December 31, 2024 (each, an “Interim Incentive Fee Date”), and after the Company has made its final distribution of assets pursuant to Section 9.2 of the LLC Agreement (the “Final Incentive Fee Date”), if the Adviser has received aggregate payments of Final Incentive Fee, or with respect to the Interim Incentive Fee only, an amount equal to or greater than $1,000,000, in excess of the Adviser Target Amount (as defined in the Advisory Agreement) as of such time (an “Adviser Return Event”), then the Adviser shall return to the Company in cash on or before the 90th day after such Interim Incentive Fee Date or Final Incentive Fee Date, as the case may be, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event shall the Adviser Return Obligation exceed an amount greater than the aggregate amount of Incentive Fee payments previously received by (or allocated to) the Adviser from the Company with respect to the two Interim Incentive Fee Dates immediately preceding such Adviser Return Event, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees (assuming the highest marginal applicable federal and New York City and State income tax rates applied to such payments), over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation (assuming that, to the extent such payments are deductible by the Adviser, the benefit of such deductions will be computed using the then highest marginal applicable federal and New York City and State income tax rates), as reasonably determined by the Adviser.

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

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to the Company or any of the Unitholders for any mistake in judgment, any act performed or omission made by such person or losses due to the mistake, action, inaction, or negligence of other agents of the Company. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it. On August 12, 2025, the Company's Board renewed the Administrative Agreement for an additional one-year term through September 15, 2026.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

December 31, 2025

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2025 and 2024:

			December 31, 2025		December 31, 2024
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$1,074	$8	$—	$—
CF Newco, Inc.	Revolver	December 2029	488	—	91	1
CG Buyer, LLC	Delayed Draw Term Loan	July 2025	—	—	856	2
Cinelease, LLC	ABL Term Loan	July 2030	1,066	32	—	—
Comprehensive Logistics Co., LLC	Revolver	March 2026	879	11	513	11
CSAT Holdings LLC	Revolver	June 2028	345	—	759	14
D&D Buyer, LLC	Delayed Draw Term Loan	October 2025	—	—	488	—
D&D Buyer, LLC	Revolver	October 2028	352	—	382	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	2,393	89	2,393	81
Five Star Buyer, Inc.	Revolver	February 2028	455	30	455	14
Great Kitchens Food Company, Inc.	Revolver	May 2029	1,196	—	1,196	10
Helix Sleep, Inc.	Revolver	November 2030	330	4	—	—
Hoffmaster Group, Inc.	Revolver	February 2028	628	5	628	2
HydroSource Logistics, LLC	Revolver	April 2029	37	—	256	—
Pallet Logistics of America, LLC	Delayed Draw Term Loan	November 2026	—	—	262	5
Pallet Logistics of America, LLC	Revolver	November 2029	275	9	524	10
RPM Purchaser, Inc.	Delayed Draw Term Loan B	September 2028	701	—	847	—
Signature Brands, LLC	Delayed Draw Term Loan B	March 2025	—	—	964	92
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	1,044	—	—	—
Viva 5 Group, LLC	Revolver	May 2030	939	15	—	—
VoltaGrid, LLC	Delayed Draw Term Loan	September 2025	—	—	578	5
Total			$12,202	$203	$11,192	$247

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, the Company is not aware of any pending or threatened litigation.

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

6.
Members' Capital

The Company’s Unit activity for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year ended December 31,
	2025	2024	2023
Units at beginning of period	3,753,190	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190	3,753,190

No deemed distributions and contributions were processed during the years ended December 31, 2025, 2024, and 2023.

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

The Company did not enter into any Barclays Transactions during the year ended December 31, 2025. The Barclays Transactions entered into during the years ended December 31, 2024 and 2023 had an average principal balance of $31,958 and $47,606, respectively and a weighted average annual interest rate of 5.57% and 5.11%, respectively. As of December 31, 2025 and December 31, 2024 the Company had no outstanding Repurchase Obligations with Barclays.

The net proceeds the Company received from the Barclays Transactions during the years ended December 31, 2024 and 2023 was a net loss of $25 (comprised of interest expense of $229 net of realized gains on short-term investments of $204) and $180 (comprised of interest expense of $580 net of realized gains on short-term investments of $400), respectively.

The Macquarie Transactions entered into by the Company during the years ended December 31, 2025, 2024, and 2023 had an average principal balance of $12,031, $11,269, and $16,815, respectively, and a weighted average annual interest rate of 7.91%, 8.22%, and 8.63%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates, as stipulated in the respective repurchase agreements.

As of December 31, 2025 and December 31, 2024, the Company had $0 and $6,592, respectively, in outstanding Repurchase Obligations with Macquarie.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

7.
Repurchase Obligations (Continued)

The outstanding repurchase obligation as of December 31, 2024 is associated with repurchase agreements that were entered into on November 22, 2024 and December 9, 2024, respectively. Such Repurchase Obligations were collateralized by the Company’s term loans to Pallet Logistics of America, LLC and Pango Group, respectively. Interest under these Repurchase Obligations is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00020879 or 0.00020621”, respectively, as stipulated in the repurchase agreements. As of December 31, 2024, the remaining contractual maturity of the repurchase agreement with Pallet Logistics of America, LLC was between 31-90 days and the remaining contractual maturity of the repurchase agreement with Pango Group was also between 31-90 days. As of December 31, 2024, the Company's outstanding Repurchase Obligation is categorized as Level 2 within fair value hierarchy.

The net proceeds the Company received from Macquarie Transactions during the years ended December 31, 2025, 2024, and 2023, was a net loss of $568, $739, and $1,034, respectively, comprised entirely of interest expense.

Interest expense incurred on the Repurchase Obligations during the years ended December 31, 2025 and 2024 was as follows (dollar amounts in thousands):

	For the year ended December 31,
	2025	2024	2023
Barclays Transactions	$—	$229	$580
Macquarie Transactions	568	739	1,034
Total Interest expense on repurchase transactions	$568	$968	$1,614

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

As of December 31, 2025, 2024, and 2023 the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of December 31,
	2025	2024	2023
Cost of investments for federal income tax purposes	$213,938	$159,410	$156,354
Unrealized appreciation	$7,065	$1,514	$1,408
Unrealized depreciation	$(8,062)	$(1,983)	$(472)
Net unrealized (depreciation) appreciation on investments	$(997)	$(469)	$936

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

8.
Income Taxes (Continued)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2025, 2024, and 2023. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

	As of December 31,
	2025	2024	2023
Common Unitholders tax reclassification	$—	$—	$—
Undistributed net investment (loss) income	$2,093	$(597)	$—
Accumulated net realized gain (loss)	$(2,093)	$597	$—

The tax character of shareholder distributions attributable to the years ended December 31, 2025, 2024, and 2023 were as follows:

	For the year ended December 31,
	2025	2024	2023
Ordinary income	$22,460	$17,083	$7,496
Long-term capital gain	$1,051	$471	$—
Return of capital	$8,789	$7,545	$5,997

The tax components of distributable earnings on a tax basis for the years ended December 31, 2025, 2024, and 2023 were as follows:

	For the year ended December 31,
	2025	2024	2023
Net tax appreciation (depreciation)	$(1,200)	$(716)	$721
Capital loss carryover	$—	$—	$—
Other cumulative effect of timing differences	$(7,157)	$3,712	$(1,303)

As of December 31, 2025, the Company had a short-term capital loss carryforward of $0 and a long-term capital loss carryforward of $0.

The Company's investment in HydroSource Logistics, LLC warrant is held through TCW DL HDR-S LLC, an unconsolidated special purpose vehicle. The fair value of such equity investment as of December 31, 2025 is net of a $1,811 deferred tax liability recorded by TCW DL HDR-S LLC. TCW DL HDR-S LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

The Company did not have any unrecognized tax benefits as of December 31, 2025 and 2024, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior three and four years, respectively.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

10.
Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2025, 2024, and 2023, and for the period from July 21, 2022 (Inception) to December 31, 2022 is presented below.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the period from July 21, 2022 (Inception) to December 31,
	2025(1)	2024(1)	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$95.13	$98.17	$99.88	$100.00
Income from Investment Operations:
Net investment income (loss)	5.35	3.97	1.56	(0.12)
Net realized and unrealized (loss) gain	(0.13)	(0.32)	0.32	0.00
Total income (loss) from investment operations	5.22	3.65	1.88	(0.12)
Less Distributions:
From distributable earnings	(6.26)	(4.68)	(1.99)	—
From return of capital	(2.34)	(2.01)	(1.60)	—
Total distributions	(8.60)	(6.69)	(3.59)	—
Net Asset Value Per Unit (accrual base), End of Period	$91.75	$95.13	$98.17	$99.88
Unitholder Total Return(2)	10.06%	10.26%	10.53%	(19.20)%
Unitholder IRR before incentive fees(3)	12.37%	12.16%	11.73%	(37.26)%
Unitholder IRR after all fees and expenses(3)	10.64%	10.39%	9.95%	(37.26)%
Ratios and Supplemental Data
Members’ Capital, end of period	$207,019	$149,238	$122,130	$22,564
Units outstanding, end of period	3,753,190	3,753,190	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(4)	4.10%	4.64%	6.95%	22.32%
Ratio of net investment income to average net assets(4)	10.70%	11.04%	8.35%	20.55%
Ratio of incentive fees to average net assets(4)	1.84%	1.79%	1.67%	—%
Portfolio turnover rate	21.91%	26.51%	17.86%	—%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of December 31, 2025, 2024, and 2023.
(2)
The Total Return for the years ended December 31, 2025, 2024, and 2023, and for the period from July 21, 2022 (Inception) to December 31, 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before Adviser incentive fees is 12.37% for the year ended December 31, 2025. The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, and Adviser incentive fees is is 10.64% for the year ended December 31, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(4)
Amounts for the period from July 21, 2022 (Inception) to December 31, 2022 are annualized except for organizational costs.

TCW Star Direct Lending LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 6, 2026, the Company entered into a Macquarie Transaction with a principal balance of $11,091 and an annual interest rate of 6.57%.