Form 10-Q
period 2026-03-31
TCW Star Direct Lending LLC
filed 2026-05-13
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 13, 2026 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 10.70% (SOFR + 7.00%, 1.75% Floor)	2.7%	$6,063,642	03/28/29	$5,953,787	$5,754,396
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.70% (SOFR + 7.00%, 1.75% Floor)	0.2%	363,637	03/28/29	363,637	345,091
	Superior Industries International, Inc.	12/08/25	Take Back Term Loan - 13.67% inc PIK (SOFR + 10.00%, 3.50% Floor, all PIK)	0.7%	1,411,349	12/08/30	1,391,528	1,391,308
				3.6%			7,708,952	7,490,795
Building Products
	Eastern Metal Supply Borrower, LLC	01/06/26	Term Loan - 9.45% (SOFR + 5.75%, 1.00% Floor)	5.2%	11,259,570	01/06/31	11,098,538	11,090,676
				5.2%			11,098,538	11,090,676
Commercial Services & Supplies
	Axvor Intermediate, LLC (DQS)	03/24/26	Term Loan - 9.93% (SOFR + 6.25%, 2.00% Floor)	4.2%	9,040,531	03/24/31	8,883,611	8,910,347
	CSAT Holdings LLC	06/30/23	Term Loan - 14.46% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	3.6%	7,564,273	06/30/28	7,450,689	7,624,787
	CSAT Holdings LLC	06/30/23	Revolver - 14.28% (SOFR + 10.50%, 2.00% Floor)	0.3%	621,148	06/30/28	621,148	621,148
	Power Acquisition LLC	01/22/25	Term Loan B - 10.67% (SOFR + 7.00%, 1.50% Floor)	2.7%	6,128,058	01/22/30	6,006,436	5,864,551
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 10.67% (SOFR + 7.00%, 1.50% Floor)	0.2%	471,913	01/22/30	464,694	451,620
				11.0%			23,426,578	23,472,453
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.77% (SOFR + 7.00%, 1.75% Floor)	1.0%	2,082,147	06/16/28	2,082,147	2,100,054
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.77% (SOFR + 7.00%, 1.75% Floor)	2.4%	5,018,231	06/16/28	4,936,057	5,061,388
				3.4%			7,018,204	7,161,442
Consumer Discretionary Textiles, Apparel & Luxury Goods
	Helix Sleep, Inc.	11/07/25	Term Loan - 9.16% (SOFR + 5.50%, 1.00% Floor)	1.3%	2,870,716	11/07/30	2,826,523	2,830,526
				1.3%			2,826,523	2,830,526
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.17% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	4.0%	9,391,626	08/01/28	9,282,794	8,546,379
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.17% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	0.7%	1,603,756	08/01/28	1,581,607	1,459,418
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 8.67% (SOFR + 5.00%, 2.00% Floor)	2.8%	6,103,239	05/24/28	6,077,845	6,057,464
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 8.67% (SOFR + 5.00%, 2.00% Floor)	0.4%	770,641	05/24/28	763,218	764,861
				7.9%			17,705,464	16,828,122
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Term Loan - 12.46% (SOFR + 8.50%, 2.00% Floor)	2.3%	4,857,674	04/04/29	4,770,421	4,857,674
	HydroSource Logistics, LLC	04/05/24	Revolver - 12.43% (SOFR + 8.50%, 2.00% Floor)	0.2%	512,700	04/04/29	512,700	512,700
	HydroSource Logistics, LLC	04/14/25	3rd Amendment Term Loan - 12.46% (SOFR + 8.50%, 2.00% Floor)	3.0%	6,354,327	04/04/29	6,163,486	6,354,327
				5.5%			11,446,607	11,724,701

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 10.59% (SOFR + 6.88%, 1.75% Floor)	3.4%	$7,276,428	05/31/28	$7,194,179	$7,284,383
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.43% inc PIK (SOFR + 6.50%, 1.75% Floor, all PIK)	0.3%	552,651	05/04/28	547,863	552,651
	Signature Brands, LLC	05/05/23	Term Loan - 13.43% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	2.9%	10,012,043	05/04/28	9,931,236	6,097,334
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	1.0%	2,043,922	05/04/28	1,995,479	2,043,922
				7.6%			19,668,757	15,978,290
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.03% (SOFR + 6.25%, 2.00% Floor)	2.9%	6,233,411	09/11/28	6,138,093	6,295,745
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.03% (SOFR + 6.25%, 2.00% Floor)	0.9%	1,923,899	09/11/28	1,923,899	1,923,899
				3.8%			8,061,992	8,219,644
Health Care Equipment & Supplies
	Connect America.com, LLC	10/11/24	Last Out Term Loan - 9.45% (SOFR + 5.75%, 1.75% Floor)	3.9%	9,027,305	10/11/29	8,921,814	8,431,503
				3.9%			8,921,814	8,431,503
Hotels, Restaurants & Leisure
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Term Loan - 9.45% (SOFR + 5.75%, 1.50% Floor)	4.5%	9,731,871	12/31/30	9,552,650	9,654,016
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Revolver - 9.46% (SOFR + 5.75%, 1.50% Floor)	0.1%	322,111	12/31/30	322,111	319,534
	CEC Entertainment, LLC	09/26/25	Term Loan - 9.70% (SOFR + 6.00%, 2.00% Floor)	3.7%	8,018,188	09/26/30	7,846,403	7,809,715
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.98% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	2.6%	5,950,192	02/23/28	5,858,365	5,581,280
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.98% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	0.1%	212,654	02/23/28	212,654	199,469
				11.0%			23,792,183	23,564,014
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.16% (SOFR + 5.50%, 1.50% Floor)	4.7%	10,138,959	08/05/30	10,006,780	10,118,681
				4.7%			10,006,780	10,118,681
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.60% inc PIK (SOFR + 8.75%, 1.50% Floor, 5.75% PIK)	2.3%	7,073,238	06/16/28	6,998,535	4,915,901
				2.3%			6,998,535	4,915,901
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.20% (SOFR + 6.50%, 2.00% Floor)	4.1%	9,110,419	03/14/30	8,948,430	8,846,217
				4.1%			8,948,430	8,846,217
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.67% (SOFR + 7.00%, 1.00% Floor)	0.1%	275,305	11/29/29	275,305	264,017
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.67% inc PIK (SOFR + 7.00%, 1.00% Floor, 0.50% PIK)	1.9%	4,148,502	11/22/29	4,076,785	3,978,413
				2.0%			4,352,090	4,242,430

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Personal Care Products
	The Vitamin Shoppe, LLC(3)	03/23/26	Term Loan - 9.92% (SOFR + 6.25%, 2.00% Floor)	4.0%	$8,624,271	03/23/31	$8,452,635	$8,451,785
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.17% (SOFR + 6.50%, 2.25% Floor)	4.0%	8,759,498	05/21/30	8,576,023	8,601,827
	Viva 5 Group, LLC	05/21/25	Revolver - 10.17% (SOFR + 6.50%, 2.25% Floor)	0.1%	199,080	05/21/30	199,080	195,496
				8.1%			17,227,738	17,249,108
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 10.54% (SOFR + 6.88%, 1.50% Floor)	4.3%	9,224,818	12/21/27	9,177,153	9,224,818
				4.3%			9,177,153	9,224,818
Software
	CF Newco, Inc.	12/09/24	Term Loan - 9.66% (SOFR + 6.00%, 1.50% Floor)	1.8%	3,807,654	12/10/29	3,777,377	3,800,039
	CF Newco, Inc.	12/09/24	Revolver - 9.66% (SOFR + 6.00%, 1.50% Floor)	0.1%	262,577	12/10/29	262,577	262,052
	CF Newco, Inc.	12/11/25	Amendment No. 1 Term Loan - 9.91% (SOFR + 6.25%, 1.50% Floor)	0.8%	1,742,084	12/10/29	1,716,852	1,752,537
				2.7%			5,756,806	5,814,628
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 9.55% (SOFR + 5.75%, 2.00% Floor)	5.1%	10,701,384	10/04/29	10,606,401	10,808,398
				5.1%			10,606,401	10,808,398
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.17% (SOFR + 7.50%, 2.50% Floor)	1.5%	3,129,868	07/31/30	3,002,630	3,164,297
				1.5%			3,002,630	3,164,297
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 9.67% (SOFR + 6.00%, 1.50% Floor)	0.1%	114,792	07/19/28	114,792	114,792
	CG Buyer, LLC	07/19/23	Term Loan - 9.67% (SOFR + 6.00%, 1.50% Floor)	2.5%	5,251,430	07/19/28	5,185,809	5,251,430
				2.6%			5,300,601	5,366,222

	Total Debt Investments			101.6%			223,052,776	216,542,866

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	SUP Parent Holdings, LLC(4)(5)	08/13/25	Common Units	0.8%	6,602		$2,937,109	$1,649,268
				0.8%			2,937,109	1,649,268
Commercial Services & Supplies
	CSAT Investment Holdings LLC(4)(5)	03/05/25	Warrant, expires 3/5/32	0.1%	301,543		133,772	301,643
				0.1%			133,772	301,643
Energy Equipment & Services
	HydroSource Logistics, LLC(4)(5)	04/05/24	Warrant, expires 4/4/34	2.9%	45		56,923	6,208,316
				2.9%			56,923	6,208,316
Trading Companies & Distributors
	Cinelease, LLC(4)(5)	08/07/25	Warrant, expires 7/31/35	0.1%	37,311		65,707	254,240
				0.1%			65,707	254,240
	Total Equity Investments			3.9%			3,193,511	8,413,467
	Total Debt & Equity Investments(2)			105.5%			226,246,287	224,956,333
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.58%, Class X (FGXXX)			2.5%	5,325,046		5,325,046	5,325,046
	Total Cash Equivalents			2.5%	5,325,046		5,325,046	5,325,046
	Total Investments (108.0%)						$231,571,333	$230,281,379
	Net unrealized depreciation on unfunded commitments (-0.0%)							(93,693)
	Liabilities in Excess of Other Assets (-8.0%)							$(16,657,195)
	Net Assets (100.0%)							$213,530,491

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

(4)
Non-income producing.

(5)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities was $8,413,467, or 3.6% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $30,409,845 and $14,082,330, respectively, for the period ended March 31, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

(3)
Non-income producing.

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities was $7,261,709, or 3.4% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 6-Month

PIK - Payment-In-Kind

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $99,062,045 and $41,812,791, respectively, for the period ended December 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2026

	As of March 31,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $226,246 and $209,512, respectively,)	$224,956	$208,515
Cash and cash equivalents	5,818	6,127
Interest income receivable	1,163	736
Receivable for investments sold	49	27
Prepaid expenses and other assets	16	33
Total Assets	$232,002	$215,438
Liabilities
Repurchase obligations	$8,452	$—
Incentive fee payable	7,839	7,043
Management fee payable	1,339	656
Administration fee payable	556	444
Unrealized depreciation on unfunded commitments	94	203
Other accrued expenses and other liabilities	192	73
Total Liabilities	18,472	8,419
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(130,319)	(137,319)
Common Unitholders’ return of capital	(22,331)	(22,331)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	222,377	215,377
Accumulated undistributed (overdistributed) earnings	(8,847)	(8,358)
Total Members’ Capital	213,530	207,019
Total Liabilities and Members’ Capital	$232,002	$215,438
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$91.62	$91.75

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common Units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	For the three months ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$5,906	$4,931
Interest income paid-in-kind	661	468
Other fee income	20	—
Total investment income	6,587	5,399
Expenses
Incentive fees	796	455
Management fees	684	513
Administrative fees	124	120
Interest expense on repurchase transactions	115	210
Professional fees	62	69
Directors' fees	54	50
Insurance expense	16	13
Other expenses	41	30
Total expenses	1,892	1,460
Net investment income	4,695	3,939
Net realized and unrealized loss on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(184)	(1,361)
Net realized and unrealized loss on investments	(184)	(1,361)
Net increase in Members’ Capital from operations	$4,511	$2,578
Basic and diluted:
Income per unit	$1.20	$0.69
Units Outstanding	3,753,190	3,753,190

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2026	$215,377	$(8,358)	$207,019
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	4,695	4,695
Net change in unrealized appreciation/(depreciation) on investments	—	(184)	(184)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	7,000	—	7,000
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2026	7,000	(489)	6,511
Members’ Capital at March 31, 2026	$222,377	$(8,847)	$213,530

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	For the three months ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$4,511	$2,578
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(29,749)	(29,207)
Interest income paid in-kind	(661)	(468)
Proceeds from sales and paydowns of investments	14,082	2,180
Change in net unrealized (appreciation)/depreciation on investments	184	1,361
Amortization of premium and accretion of discount, net	(406)	(240)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(427)	(122)
(Increase) decrease in receivable for investments sold	(22)	(100)
(Increase) decrease in prepaid expenses and other assets	17	12
Increase (decrease) in payable for investments purchased	—	2,311
Increase (decrease) in incentive fees payable	796	455
Increase (decrease) in management fees payable	683	513
Increase (decrease) in administration fee payable	112	—
Increase (decrease) in other accrued expenses and other liabilities	119	221
Net cash used in operating activities	(10,761)	(20,506)
Cash Flows from Financing Activities
Contributions from Members	7,000	13,000
Distributions to Members	(5,000)	(5,000)
Proceeds from repurchase obligation	26,175	20,913
Repayment of repurchase obligation	(17,723)	(9,513)
Net cash provided by financing activities	10,452	19,400
Net decrease in cash and cash equivalents	(309)	(1,106)
Cash and cash equivalents, beginning of period	6,127	9,643
Cash and cash equivalents, end of period	$5,818	$8,537
Supplemental and non-cash financing activities
Non-cash purchases of investments due to reorganization	$4,137	$—
Non-cash sales of investments due to reorganization	$(4,137)	$—
Interest expense paid	$101	$193

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

1.
Organization and Basis of Presentation

Organization: TCW Star Direct Lending LLC (the “Company”), was formed as a Delaware limited liability company on March 7, 2022. The Company has conducted a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the Securities Act. In addition, the Company may issue preferred units, though it currently has no intention to do so. On July 21, 2022 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. During the fourth quarter of 2022, TAMCO transferred its 10 units back to the Company.

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

As of March 31, 2026, the Company has five wholly-owned subsidiaries, each a Delaware limited liability company.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The term of the Company will continue until the eighth anniversary of the date of the Company’s amended and restated limited liability company agreement (the “LLC Agreement”), unless extended or the Company is sooner dissolved as provided in the LLC Agreement or by operation of law. Thereafter, the Company may extend the term for successive one-year periods upon written notice to the holders of the Units (the “Unitholders”) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period.

Commitment Period: The Commitment Period commenced on the Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser, and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) four years from December 21, 2022, which is the date on which the Company first completed an investment. The Commitment Period automatically extends for successive one-year periods beginning December 21, 2025, so that immediately following such extension, the Commitment Period will expire two years from the extension date. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e., more than 85%) of their business time to the investment activities of the Company and the Related Entities; or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability (the occurrence of such an event, a “Key Person Departure”); provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

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

Capital Commitments: As of March 31, 2026, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$375,319	$130,319	65.3%	3,753,190

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

The Recallable Amount as of March 31, 2026 was $22,331.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

2.
Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2026.

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026, PIK interest income earned was $661, representing 10.0% of investment income. For the three months ended March 31, 2025, PIK interest income earned was $468, representing 8.7% of investment income.

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

The Company may enter into certain intercreditor agreements or loan agreements that entitle the Company to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, the Company may receive a higher interest rate than the contractual stated interest rate as disclosed on the Company’s Consolidated Schedule of Investments.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $148 in organizational costs, of which $0 was expensed during the three months ended March 31, 2026. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2026, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

March 31, 2026

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

March 31, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$216,543	$216,543
Equity	—	—	8,413	8,413
Cash equivalents	5,325	—	—	5,325
Total	$5,325	$—	$224,956	$230,281

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$201,253	$201,253
Equity	—	—	7,262	7,262
Cash equivalents	4,426	—	—	4,426
Total	$4,426	$—	$208,515	$212,941

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2026:

	Debt	Equity	Total
Balance, January 1, 2026	$201,253	$7,262	$208,515
Purchases, including payments received in-kind	34,547	—	34,547
Sales and paydowns of investments	(18,219)	—	(18,219)
Amortization of premium and accretion of discount, net	406	—	406
Net change in unrealized appreciation/(depreciation)	(1,444)	1,151	(293)
Balance, March 31, 2026	$216,543	$8,413	$224,956
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2026	$(1,374)	$1,151	$(223)

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

The Company did not have any transfers between levels during the three months ended March 31, 2026 and 2025.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$152,430	Income Method	Discount Rate	8.9% to 19.6%	11.4%	Decrease
Debt	$35,340	Market Method	EBITDA Multiple	4.4x to 11.0x	7.2x	Increase
Debt	$17,362	Market Method	Indicative Bid	98.0% to 98.6%	98.3%	Increase
Debt	$11,411	Income Method	Discount Rate	12.8% to 17.0%	15.0%	Decrease
		Market Method	Indicative Bid	101.0% to 105.0%	102.1%	Increase
Equity	$254	Market Method	Revenue Multiple	1.3x to 1.5x	1.4x	Increase
		Market Method	Indicative Bid	$10.46 to $15.73	$13.10	Increase
Equity	$8,159	Market Method	EBITDA Multiple	4.5x to 11.5x	9.4x	Increase

* Weighted based on fair value

During the three months ended March 31, 2026, one debt investment with a fair value of $9,654 transitioned from a market approach valuation model to a yield analysis valuation model, one debt investment with a fair value of $3,164 transitioned from a yield analysis valuation model to a yield analysis and market approach valuation model, and one debt investment with a fair value of $4,916 transitioned from a yield analysis and market approach valuation model to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

March 31, 2026

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

For the three months ended March 31, 2026, Management Fees incurred were $684 and $1,339 remained payable as of March 31, 2026.

For the three months ended March 31, 2025, Management Fees incurred were $513 and $978 remained payable as of March 31, 2025.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

4.
Agreements and Related Party Transactions (Continued)

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

For the three months ended March 31, 2026, Incentive Fees incurred were $796. For the three months ended March 31, 2025, Incentive Fees incurred were $455. The Company has not made any incentive fee payments to the Adviser, and as of March 31, 2026 and December 31, 2025, the Company's incentive fee payable to the Adviser was $7,839 and $7,043, respectively.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

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

The Adviser Return Obligation shall be recomputed to take into account any post liquidation returns of distributions made by Members pursuant to Section 11.4 of the LLC Agreement, and any additional Adviser Return Obligation triggered by such post- liquidation returns shall be made by the Adviser contemporaneously with such post- liquidation returns by the Members.

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

March 31, 2026

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

March 31, 2026

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2026 and December 31, 2025:

			March 31, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized (Appreciation)/ Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$752	$6	$1,074	$8
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	1,123	16	—	—
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	1,096	16	—	—
CF Newco, Inc.	Revolver	December 2029	488	1	488	—
Cinelease, LLC	ABL Term Loan	July 2030	900	(10)	1,066	32
Comprehensive Logistics Co., LLC	Revolver	March 2026	—	—	879	11
CSAT Holdings LLC	Revolver	June 2028	414	—	345	—
D&D Buyer, LLC	Revolver	October 2029	881	—	352	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	2,547	—	—	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	—	—	2,393	89
Five Star Buyer, Inc.	Revolver	February 2028	455	28	455	30
Great Kitchens Food Company, Inc.	Revolver	May 2029	—	—	1,196	—
Helix Sleep, Inc.	Revolver	November 2030	330	5	330	4
Hoffmaster Group, Inc.	Revolver	May 2028	628	5	628	5
HydroSource Logistics, LLC	Revolver	April 2029	37	—	37	—
Pallet Logistics of America, LLC	Revolver	November 2029	249	10	275	9
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	701	—	701	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	696	—	1,044	—
Viva 5 Group, LLC	Revolver	May 2030	939	17	939	15
Total			$12,236	$94	$12,202	$203

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, the Company is not aware of any pending or threatened litigation.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

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

6.
Members' Capital

The Company’s Unit activity for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
	2026	2025
Units at beginning of period	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three months ended March 31, 2026 and 2025.

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

The Company did not enter into any Barclays Transactions during the three months ended March 31, 2026 and 2025.

The Macquarie Transactions entered into by the Company during the three months ended March 31, 2026 and 2025 had an average principal balance of $9,284 and $11,394, respectively, and a weighted average annual interest rate of 6.66% and 7.49%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

As of March 31, 2026 and December 31, 2025, the Company had $8,452 and $0, respectively in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligation outstanding as of March 31, 2026 is associated with a repurchase agreement that was entered into on March 23, 2026. Such Repurchase Obligation was collateralized by the Company’s term loan to The Vitamin Shoppe, LLC. Interest under these Repurchase Obligation is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.000183344” as stipulated in the repurchase agreement. As of March 31, 2026, the remaining contractual maturity of the repurchase agreement was between 31-90 days. As of March 31, 2026 and December 31, 2025, the Company's outstanding Repurchase Obligation is categorized as Level 2 within the fair value hierarchy.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

7.
Repurchase Obligations (Continued)

The net proceeds the Company received from Macquarie Transactions during the three months ended March 31, 2026 and 2025 was a net loss of $115 and $210, respectively, comprised entirely of interest expense.

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

As of March 31, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$231,571	$213,938
Unrealized appreciation	$8,211	$7,065
Unrealized depreciation	$(9,501)	$(8,062)
Net unrealized appreciation (depreciation) on investments	$(1,290)	$(997)

The Company's investment in HydroSource Logistics, LLC warrant is held through TCW DL HDR-S LLC, a wholly-owned subsidiary of the Company. The fair value of such equity investment as of March 31, 2026 is net of a $2,154 deferred tax liability recorded by TCW DL HDR-S LLC. TCW DL HDR-S LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

The Company did not have any unrecognized tax benefits as of December 31, 2025, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior three and four years, respectively.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

10.
Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2026 and 2025 is presented below.

	For the three months ended March 31,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$91.75	$95.13
Income from Investment Operations:
Net investment income	1.25	1.05
Net realized and unrealized (loss) gain	(0.05)	(0.36)
Total income from investment operations	1.20	0.69
Less Distributions:
From distributable earnings	(1.33)	(1.33)
Total distributions	(1.33)	(1.33)
Net Asset Value Per Unit (accrual base), End of Period	$91.62	$94.49
Unitholder Total Return(2)(3)	2.07%	1.67%
Unitholder IRR before incentive fee(4)	12.17%	11.62%
Unitholder IRR after all fees and expenses(4)	10.48%	9.95%
Ratios and Supplemental Data:
Members’ Capital, end of period	$213,530	$159,816
Units outstanding, end of period	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	3.68%	3.91%
Ratio of net investment income to average net assets(5)	9.14%	10.55%
Ratio of incentive fees to average net assets(5)	1.55%	1.22%
Portfolio turnover rate(3)	6.54%	1.36%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2026 and 2025.
(2)
The Total Return for the three months ended March 31, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.17% through March 31, 2026. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 10.48% through March 31, 2026. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Star Direct Lending LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Star Direct Lending LLC and where appropriate in the context, its wholly-owned subsidiaries.

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
•
the risks artificial intelligence pose to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q and under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 26, 2026.

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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of March 31, 2026, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

Our Commitment Period commenced on the Closing Date and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) December 21, 2022, which is four years from the date on which the Company first completed an investment. The Commitment Period automatically extends for successive one-year periods beginning December 21, 2025, so that immediately following such extension, the Commitment Period will expire two years from the extension date. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

As of March 31, 2026, we have five wholly-owned subsidiaries, each a Delaware limited liability company.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of March 31, 2026, we have incurred $0.1 million in organizational costs since inception, of which $0 was expensed during three months ended March 31, 2026. Since inception, we have incurred $5.2 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q and under Part I - Item 1A. “Risk Factors” in our Form 10-K filed with the SEC on March 26, 2026. See Note 3 to our consolidated financial statements for more information on our critical accounting policies.

Investments that we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with our valuation policy.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026, PIK interest income earned was $0.7 million, representing 10.0% of investment income. For the three months ended March 31, 2025, PIK interest income earned was $0.5 million, representing 8.7% of investment income.

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

Investment Activity

As of March 31, 2026, our portfolio consisted of 47 debt investments and four equity investments. Based on fair values as of March 31, 2026, our portfolio was 96.3% invested in debt investments which were all senior secured term loans and revolving loans and 3.7% invested in an equity investment which were warrants and common units.

As of December 31, 2025, our portfolio consisted of 48 debt investments and four equity investments. Based on fair values as of December 31, 2025, our portfolio was 96.5% invested in debt investments which were all senior secured term loans and revolving loans and 3.5% invested in an equity investment which were warrants and common units.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2026:

Industry	Percent of Total Investments
Commercial Services & Supplies	11%
Hotels, Restaurants & Leisure	10%
Energy Equipment & Services	8%
Personal Care Products	8%
Containers & Packaging	7%
Food Products	7%
Building Products	5%
Specialty Retail	5%
Leisure Products	4%
Professional Services	4%
Automobile Components	4%
Metals & Mining	4%
Health Care Equipment & Supplies	4%
Ground Transportation	4%
Construction & Engineering	3%
Software	3%
Transportation Infrastructure	2%
Machinery	2%
Paper & Forest Products	2%
Trading Companies & Distributors	2%
Consumer Discretionary Textiles, Apparel & Luxury Goods	1%
Total	100%

Results of Operations

Our operating results for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2026	2025
Total investment income	$6,587	$5,399
Total expenses	1,892	1,460
Net investment income	4,695	3,939
Net change in unrealized appreciation/(depreciation) on investments	(184)	(1,361)
Net increase in Members’ Capital from operations	$4,511	$2,578

Total investment income

Total investment income for the three months ended March 31, 2026 and 2025 was $6.6 million and $5.4 million, respectively. Total investment income for the three months ended March 31, 2026 and 2025 included interest income (including interest income paid-in-kind) of $6.6 million and $5.4 million, respectively.

The increase in total investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily attributable to the increase in the par value of our debt investments which increased from $181.5 million as of March 31, 2025 to $226.4 million as of March 31, 2026 coupled with an increase in our portfolio of debt investments which increased from 46 as of March 31, 2025 to 47 as of March 31, 2026.

Total Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2026	2025
Expenses
Incentive fees	$796	$455
Management fees	684	513
Administrative fees	124	120
Interest expense on repurchase transactions	115	210
Professional fees	62	69
Directors' fees	54	50
Insurance expense	16	13
Other expenses	41	30
Total expenses	$1,892	$1,460

Our total operating expenses for the three months ended March 31, 2026 and 2025 were $1.9 million and $1.5 million, respectively. Our operating expenses for the three months ended March 31, 2026 and 2025 include management fees attributed to the Adviser of $0.7 million and $0.5 million, respectively, and incentive fees attributed to the Adviser of $0.8 million and $0.5, respectively. Our expenses for the three months ended March 31, 2026 and 2025 also include interest expense incurred on repurchase transactions of $0.1 million and $0.2 million, respectively.

The increase in our total expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to an increase in incentive fees which increased due to net realized and unrealized losses on investments of $0.2 million during the three months ended March 31, 2026 compared to net realized and unrealized losses on investments of $1.4 million during the three months ended March 31, 2025 coupled with higher net investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Management fees also increased due to increases in the investment cost basis for which management fees are based.

Net investment income

Net investment income for the three months ended March 31, 2026 and 2025 was $4.7 million and $3.9 million, respectively. The increase in net income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily attributable to the increase in total investment income partially offset by an increase in expenses, as described above.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended March 31, 2026 and 2025 was ($0.2) million and ($1.4) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mark Andy, Inc.	Term Loan	$(771)
Connect America.com, LLC	Last Out Term Loan	(278)
Cinelease, LLC	ABL Term Loan	116
Cinelease, LLC	Warrant, expires 7/31/35	211
HydroSource Logistics, LLC	Warrant, expires 4/4/34	998
All others	Various	(460)
Net change in unrealized appreciation/(depreciation)		$(184)

Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(1,135)
The HC Companies, Inc.	Term Loan	(235)
Mark Andy, Inc.	Term Loan	124
HydroSource Logistics, LLC	Warrant, expires 4/4/34	160
All others	Various	(275)
Net change in unrealized appreciation/(depreciation)		$(1,361)

Net realized gain/(loss) on non-controlled/non-affiliated investments

During the three months ended March 31, 2026 and 2025 we did not recognize a realized gain or loss on investments as none of our investments were disposed of during the period.

Net increase in Members' Capital from operations

Our Net increase in Members' Capital from operations during the three months ended March 31, 2026 and 2025 was $4.5 million and $2.6 million, respectively.

The Net increase in Members’ Capital from operations during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 increased due to net realized and unrealized losses of $0.2 million during the three months ended March 31, 2026 compared to net realized and unrealized losses of $1.4 million during the three months ended March 31, 2025 which was coupled with the increase in net investment income described above.

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

As of March 31, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Commitments	$375,319	$375,319
Undrawn commitments	$130,319	$137,319
Percentage of commitments funded	65.3%	63.4%
Units	3,753,190	3,753,190

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

We did not enter into any Barclays Transactions during the three months ended March 31, 2026 and 2025.

The Macquarie Transactions entered into by us during the three months ended March 31, 2026 and 2025 had an average principal balance of $9.3 million and $11.4 million, respectively, and a weighted average annual interest rate of 6.66% and 7.49%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

As of March 31, 2026 and December 31, 2025, we had $8.5 million and $0, respectively in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligation outstanding as of March 31, 2026 is associated with a repurchase agreement that was entered into on March 23, 2026. Such Repurchase Obligation was collateralized by our term loan to The Vitamin Shoppe, LLC. Interest under these Repurchase Obligation is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.000183344” as stipulated in the repurchase agreement. As of March 31, 2026, the remaining contractual maturity of the repurchase agreement was between 31-90 days. Our outstanding Repurchase Obligation is categorized as Level 2 within the fair value hierarchy.

The net proceeds we received from Macquarie Transactions during the three months ended March 31, 2026 and 2025 was a net loss of $0.1 million and $0.2 million, respectively, comprised entirely of interest expense.

Interest expense incurred on Macquarie Transactions for the three months ended March 31, 2026 and 2025 was $0.1 million and $0.2 million, respectively.

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

Interest Rate Risk. As of March 31, 2026, 99% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of March 31, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$6,823
Up 200 basis points	4,549
Up 100 basis points	2,274
Down 100 basis points	(2,262)
Down 200 basis points	(4,213)
Down 300 basis points	(4,501)

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

TCW STAR DIRECT LENDING LLC
Date: May 13, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: May 13, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer