Form 10-Q
period 2026-06-30
TCW Star Direct Lending LLC
filed 2026-08-12
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2026 was 3,753,190.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 10.74% (SOFR + 7.00%, 1.75% Floor)	2.4%	$6,063,371	03/28/29	$5,962,927	$5,505,541
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.74% (SOFR + 7.00%, 1.75% Floor)	0.2%	363,620	03/28/29	363,620	330,167
	Superior Industries International, Inc.	12/08/25	Take Back Term Loan - 13.62% inc PIK (SOFR + 10.00%, 3.50% Floor, all PIK)	0.7%	1,462,274	12/08/30	1,462,274	1,445,604
				3.3%			7,788,821	7,281,312
Building Products
	Eastern Metal Supply Borrower, LLC	01/06/26	Term Loan - 9.73% (SOFR + 6.00%, 1.00% Floor)	4.8%	10,551,754	01/06/31	10,408,734	10,425,133
				4.8%			10,408,734	10,425,133
Commercial Services & Supplies
	Axvor Intermediate, LLC (DQS)	03/24/26	Term Loan - 9.89% (SOFR + 6.25%, 2.00% Floor)	4.1%	9,040,531	03/24/31	8,891,466	8,982,671
	Power Acquisition LLC	01/22/25	Term Loan B - 10.66% (SOFR + 7.00%, 1.50% Floor)	2.7%	6,094,480	01/22/30	5,981,432	5,844,607
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 10.66% (SOFR + 7.00%, 1.50% Floor)	0.2%	471,913	01/22/30	465,166	452,564
				7.0%			15,338,064	15,279,842
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.74% (SOFR + 7.00%, 1.75% Floor)	1.0%	2,076,863	06/16/28	2,076,863	2,092,854
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.74% (SOFR + 7.00%, 1.75% Floor)	2.3%	5,018,231	06/16/28	4,945,323	5,056,871
				3.3%			7,022,186	7,149,725
Consumer Discretionary Textiles, Apparel & Luxury Goods
	Helix Sleep, Inc.	11/07/25	Term Loan - 9.15% (SOFR + 5.50%, 1.00% Floor)	1.9%	4,126,221	11/07/30	4,070,619	4,097,338
				1.9%			4,070,619	4,097,338
Consumer Durables & Apparel
	Hy Cite Enterprises, LLC	05/21/26	Term Loan - 11.90% (SOFR + 8.00%, 2.00% Floor)	1.4%	3,196,518	04/21/31	3,165,482	3,148,570
				1.4%			3,165,482	3,148,570
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.14% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	3.8%	9,352,857	08/01/28	9,256,281	8,494,264
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.14% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	0.7%	1,597,136	08/01/28	1,577,481	1,450,519
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 8.66% (SOFR + 5.00%, 2.00% Floor)	2.8%	6,087,220	05/24/28	6,065,213	6,046,435
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 8.66% (SOFR + 5.00%, 2.00% Floor)	0.3%	768,680	05/24/28	762,247	763,530
				7.6%			17,661,222	16,754,748

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 10.24% (SOFR + 6.50%, 1.75% Floor)	3.3%	$7,220,224	05/31/28	$7,147,999	$7,227,444
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.43% (SOFR + 6.50%, 1.75% Floor)	0.3%	552,811	05/04/28	548,594	552,811
	Signature Brands, LLC	05/05/23	Term Loan - 13.43% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	2.6%	10,091,077	05/04/28	10,019,894	5,812,460
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	1.0%	2,135,676	05/04/28	2,093,003	2,135,676
				7.2%			19,809,490	15,728,391
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.01% (SOFR + 6.25%, 2.00% Floor)	2.8%	6,189,259	09/11/28	6,104,250	6,189,259
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.01% (SOFR + 6.25%, 2.00% Floor)	0.9%	1,910,453	09/11/28	1,910,453	1,910,453
				3.7%			8,014,703	8,099,712
Health Care Equipment & Supplies
	Connect America.com, LLC	10/11/24	Last Out Term Loan - 10.48% inc PIK (SOFR + 6.75%, 1.75% Floor, 4.00% PIK)	3.9%	9,303,217	10/11/29	9,205,173	8,568,262
				3.9%			9,205,173	8,568,262
Hotels, Restaurants & Leisure
	ADAN-B LLC (24 Hour Fitness)(3)	4/30/2025 & 12/31/25	Term Loan - 9.48% (SOFR + 5.75%, 1.50% Floor)	3.8%	8,506,655	12/31/30	8,359,565	8,421,588
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Revolver - 9.48% (SOFR + 5.75%, 1.50% Floor)	0.2%	361,585	12/31/30	361,585	357,969
	CEC Entertainment, LLC	09/26/25	Term Loan - 9.73% (SOFR + 6.00%, 2.00% Floor)	3.5%	7,967,759	09/26/30	7,806,533	7,712,791
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.82% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	2.5%	5,932,517	02/23/28	5,853,392	5,552,836
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.88% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	0.1%	212,026	02/23/28	212,026	198,456
				10.1%			22,593,101	22,243,640
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.16% (SOFR + 5.50%, 1.50% Floor)	4.6%	10,113,484	08/05/30	9,989,198	10,113,484
				4.6%			9,989,198	10,113,484
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.63% inc PIK (SOFR + 8.75%, 1.50% Floor, 5.75% PIK)	2.0%	7,176,544	06/16/28	7,110,264	4,463,811
				2.0%			7,110,264	4,463,811
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 9.98% (SOFR + 6.25%, 2.00% Floor)	4.1%	9,087,413	03/14/30	8,936,022	8,905,665
				4.1%			8,936,022	8,905,665
Oil, Gas & Consumable Fuels
	HydroSource Midstream, LLC	04/30/26	Term Loan - 14.93% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	2.7%	6,331,660	04/30/31	6,123,463	6,078,393
	HydroSource Midstream, LLC	04/30/26	Bridge Term Loan - 14.43% (SOFR + 10.50%, 2.50% Floor)	0.2%	474,963	04/30/31	464,843	471,164
	HydroSource Midstream, LLC	04/30/26	Revolver - 14.43% (SOFR + 10.50%, 2.50% Floor)	0.1%	142,489	04/30/31	142,489	136,932
	HydroSource Midstream, LLC	04/30/26	Delayed Draw Term Loan - 14.91% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	0.5%	1,068,668	04/30/31	1,052,638	1,025,921
				3.5%			7,783,433	7,712,410

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.68% (SOFR + 7.00%, 1.00% Floor)	0.1%	$327,744	11/29/29	$327,744	$314,634
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.66% inc PIK (SOFR + 7.00%, 1.00% Floor, 0.50% PIK)	1.8%	4,143,248	11/22/29	4,076,604	3,977,519
				1.9%			4,404,348	4,292,153
Personal Care Products
	The Vitamin Shoppe, LLC	03/23/26	Term Loan - 9.90% (SOFR + 6.25%, 2.00% Floor)	3.8%	8,516,467	03/23/31	8,355,466	8,346,138
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.14% (SOFR + 6.50%, 2.25% Floor)	3.9%	8,645,739	05/21/30	8,475,552	8,490,115
	Viva 5 Group, LLC	05/21/25	Revolver - 10.14% (SOFR + 6.50%, 2.25% Floor)	0.5%	1,090,956	05/21/30	1,090,956	1,071,318
				8.2%			17,921,974	17,907,571
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 10.52% (SOFR + 6.88%, 1.50% Floor)	4.2%	9,173,294	12/21/27	9,132,752	9,173,294
				4.2%			9,132,752	9,173,294
Software
	CF Newco, Inc.	12/09/24	Term Loan - 9.67% (SOFR + 6.00%, 1.50% Floor)	1.7%	3,777,984	12/10/29	3,749,969	3,770,428
	CF Newco, Inc.	12/09/24	Revolver - 9.67% (SOFR + 6.00%, 1.50% Floor)	0.1%	262,577	12/10/29	262,577	262,052
	CF Newco, Inc.	12/11/25	Amendment No. 1 Term Loan - 9.92% (SOFR + 6.25%, 1.50% Floor)	0.8%	1,728,920	12/10/29	1,705,568	1,739,293
				2.6%			5,718,114	5,771,773
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 9.58% (SOFR + 5.75%, 2.00% Floor)	4.8%	10,632,748	10/04/29	10,547,740	10,739,076
	D&D Buyer, LLC	02/18/26	5th Amendment Delayed Draw Term Loan - 9.58% (SOFR + 5.75%, 2.00% Floor)	0.7%	1,434,214	10/04/29	1,430,618	1,434,214
				5.5%			11,978,358	12,173,290
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.12% (SOFR + 7.50%, 2.50% Floor)	1.5%	3,505,424	07/31/30	3,385,505	3,368,712
				1.5%			3,385,505	3,368,712
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 9.64% (SOFR + 6.00%, 1.50% Floor)	0.1%	114,501	07/19/28	114,501	114,501
	CG Buyer, LLC	07/19/23	Term Loan - 9.64% (SOFR + 6.00%, 1.50% Floor)	2.3%	5,251,430	07/19/28	5,192,918	5,251,430
				2.4%			5,307,419	5,365,931

	Total Debt Investments			94.7%			216,744,982	208,024,767

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	SUP Parent Holdings, LLC(4)(5)	12/08/25	Common Units	0.7%	6,602	$2,937,109	$1,570,368
				0.7%		2,937,109	1,570,368
Commercial Services & Supplies
	CSAT Investment Holdings LLC(4)(5)	03/05/25	Warrant, expires 3/1/32	0.0%	301,543	—	30,399
				0.0%		—	30,399
Energy Equipment & Services
	EagleRock Land LLC(4)(5)(6)(7)(8)	05/15/26	Class A Units	6.8%	700,635	43,596	14,888,494
				6.8%		43,596	14,888,494
Oil, Gas & Consumable Fuels
	HydroSource Holdings, LLC(4)(5)	04/30/26	Warrant, expires 4/30/36	0.1%	32	—	111,494
				0.1%		—	111,494
Trading Companies & Distributors
	Cinelease, LLC(4)(5)	08/07/25	Warrant, expires 7/31/35	0.0%	37,311	65,707	52,654
				0.0%		65,707	52,654
	Total Equity Investments			7.6%		3,046,412	16,653,409
	Total Debt & Equity Investments(2)			102.3%		219,791,394	224,678,176
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.56%, Class X (FGXXX)			2.3%	4,939,500	4,939,500	4,939,500
	Total Cash Equivalents			2.3%	4,939,500	4,939,500	4,939,500
	Total Investments (104.6%)					$224,730,894	$229,617,676
	Net unrealized depreciation on unfunded commitments (-0.0%)						(99,372)
	Liabilities in Excess of Other Assets (-4.6%)						$(10,142,913)
	Net Assets (100.0%)						$219,375,391

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
Except for the Level 1 investment, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(3)
A portion of such investment is used as collateral for the Company's secured borrowing. See Note 7.

(4)
Non-income producing.

(5)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities was $16,653,409, or 7.2% of the Company’s total assets.
(6)
Fair value of the EagleRock Land LLC Class A Units held by the Company is based on the market price of the issuer's stock as of June 30, 2026. Such units are considered to be a Level 1 security within the Fair Value Hierarchy.
(7)
The EagleRock LLC Class A Units are subject to a contractual sale restriction. See Note 3.

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

(8)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2026, $14,888,494 or 6.4% of the Company’s total assets were represented by “non-qualifying assets.”

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $46,380,938 and $37,372,133, respectively, for the period ended June 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2026

	As of June 30,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $219,791 and $209,512, respectively,)	$224,678	$208,515
Cash and cash equivalents	5,163	6,127
Interest income receivable	779	736
Due from related party	75	—
Receivable for investments sold	208	27
Prepaid expenses and other assets	—	33
Total Assets	$230,903	$215,438
Liabilities
Incentive fee payable	$9,753	$7,043
Management fee payable	704	656
Repurchase obligations	527	—
Administration fee payable	225	444
Unrealized depreciation on unfunded commitments	99	203
Other accrued expenses and other liabilities	220	73
Total Liabilities	11,528	8,419
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(130,319)	(137,319)
Common Unitholders’ return of capital	(22,331)	(22,331)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	222,377	215,377
Accumulated undistributed (overdistributed) earnings	(3,002)	(8,358)
Total Members’ Capital	219,375	207,019
Total Liabilities and Members’ Capital	$230,903	$215,438
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$93.17	$91.75

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common Units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$6,715	$6,000	$12,621	$10,931
Interest income paid-in-kind	838	551	1,499	1,019
Other fee income	20	38	40	38
Total investment income	7,573	6,589	14,160	11,988
Expenses
Incentive fees	1,914	500	2,710	955
Management fees	704	628	1,388	1,141
Interest expense on repurchase transactions	140	278	255	488
Administrative fees	126	124	250	244
Professional fees	119	111	181	180
Directors' fees	72	66	126	116
Insurance expense	17	12	33	25
Other expenses	11	3	52	33
Total expenses	3,103	1,722	4,995	3,182
Net investment income	4,470	4,867	9,165	8,806
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	204	(10)	204	(10)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	6,171	(2,025)	5,987	(3,386)
Net realized and unrealized gain (loss) on investments	6,375	(2,035)	6,191	(3,396)
Net increase in Members’ Capital from operations	$10,845	$2,832	$15,356	$5,410
Basic and diluted:
Income per unit	$2.89	$0.75	$4.09	$1.44
Units Outstanding	3,753,190	3,753,190	3,753,190	3,753,190

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2026	$215,377	$(8,358)	$207,019
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	4,695	4,695
Net change in unrealized appreciation/(depreciation) on investments	—	(184)	(184)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	7,000	—	7,000
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2026	7,000	(489)	6,511
Members’ Capital at March 31, 2026	222,377	(8,847)	213,530
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	4,470	4,470
Net realized gain on investments	—	204	204
Net change in unrealized appreciation/(depreciation) on investments	—	6,171	6,171
Net Decrease in Members’ Capital Resulting from Capital Activity:
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase in Members’ Capital for the three months ended June 30, 2026	—	5,845	5,845
Members’ Capital at June 30, 2026	$222,377	$(3,002)	$219,375

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	For the six months ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$15,356	$5,410
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(44,882)	(63,018)
Interest income paid in-kind	(1,499)	(1,019)
Proceeds from sales and paydowns of investments	37,372	13,805
Realized (gain) loss on investments	(204)	10
Change in net unrealized (appreciation)/depreciation on investments	(5,987)	3,386
Amortization of premium and accretion of discount, net	(1,067)	(611)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(43)	(340)
(Increase) decrease in due from related party	(75)	—
(Increase) decrease in receivable for investments sold	(181)	(6)
(Increase) decrease in prepaid expenses and other assets	33	25
Increase (decrease) in incentive fees payable	2,710	954
Increase (decrease) in management fees payable	48	163
Increase (decrease) in administration fee payable	(219)	220
Increase (decrease) in other accrued expenses and other liabilities	147	(354)
Net cash provided by (used in) operating activities	1,509	(41,375)
Cash Flows from Financing Activities
Contributions from Members	7,000	54,500
Distributions to Members	(10,000)	(10,000)
Proceeds from repurchase obligation	38,966	46,402
Repayment of repurchase obligation	(38,439)	(52,994)
Net cash (used in) provided by financing activities	(2,473)	37,908
Net decrease in cash and cash equivalents	(964)	(3,467)
Cash and cash equivalents, beginning of period	6,127	9,643
Cash and cash equivalents, end of period	$5,163	$6,176
Supplemental and non-cash financing activities
Non-cash purchases of investments due to reorganization	$4,237	$—
Non-cash sales of investments due to reorganization	$(4,237)	$—
Interest expense paid	$251	$488

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

On September 1, 2022, the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also filed an election to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and has made such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, the Company is required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

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

On April 28, 2026 the Company formed a wholly-owned subsidiary, TCW DL HDR MID-S LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of the Company. As of June 30, 2026, the Company has six wholly-owned subsidiaries, each a Delaware limited liability company.

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

June 30, 2026

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

Capital Commitments: As of June 30, 2026, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2026 was $22,331.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2026, PIK interest income earned was $838 and $1,499, respectively, representing 11.1% and 10.6%, respectively, of investment income. For the three and six months ended June 30, 2025, PIK interest income earned was $551 and $1,019, respectively, representing 8.4% and 8.5%, respectively, of investment income.

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

June 30, 2026

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $148 in organizational costs, of which $0 was expensed during the three and six months ended June 30, 2026. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2026, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2026

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

June 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$208,025	$208,025
Equity	14,888	—	1,765	16,653
Cash equivalents	4,940	—	—	4,940
Total	$19,828	$—	$209,790	$229,618

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$201,253	$201,253
Equity	—	—	7,262	7,262
Cash equivalents	4,426	—	—	4,426
Total	$4,426	$—	$208,515	$212,941

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2026:

	Debt	Equity	Total
Balance, April 1, 2026	$216,543	$8,413	$224,956
Purchases, including payments received in-kind	15,970	57	16,027
Sales and paydowns of investments	(22,946)	(444)	(23,390)
Amortization of premium and accretion of discount, net	661	—	661
Net realized gain	8	196	204
Net change in unrealized appreciation/(depreciation)	(2,211)	(6,457)	(8,668)
Balance, June 30, 2026	$208,025	$1,765	$209,790
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2026	$(1,796)	$(1,088)	$(2,884)

	Debt	Equity	Total
Balance, January 1, 2026	$201,253	$7,262	$208,515
Purchases, including payments received in-kind	50,517	57	50,574
Sales and paydowns of investments	(41,165)	(444)	(41,609)
Amortization of premium and accretion of discount, net	1,067	—	1,067
Net realized gain	8	196	204
Net change in unrealized appreciation/(depreciation)	(3,655)	(5,306)	(8,961)
Balance, June 30, 2026	$208,025	$1,765	$209,790
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2026	$(3,170)	$63	$(3,107)

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

The Company did not have any transfers between levels during the three and six months ended June 30, 2026 and 2025.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$185,115	Income Method	Discount Rate	9.2% to 32.0%	12.1%	Decrease
Debt	$22,910	Market Method	EBITDA Multiple	5.0x to 6.9x	5.9x	Increase
Equity	$53	Market Method	Revenue Multiple	1.2x to 1.4x	1.3x	Increase
Equity	$1,601	Market Method	EBITDA Multiple	4.6x to 7.0x	5.2x	Increase
Equity	$111	Market Method	EBITDA Multiple	4.5x to 5.5x	5.0x	Increase
		Income Method	Implied Volatility	45.0% to 55.0%	50.0%	Decrease
		Income Method	Expected Term (in years)	4.5 to 5.5	5.0	Decrease

* Weighted based on fair value

During the six months ended June 30, 2026, one debt investment with a fair value of $8,422 transitioned from a market approach valuation model to a yield analysis valuation model, and one debt investment with a fair value of $4,464 transitioned from a yield analysis and market approach valuation model to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

As of June 30, 2026, the Company has one equity investment with a fair value of $14,888 which is subject to a contractual sale restriction. The equity investment is subject to both a standard initial public offering lock-up period of six months which expires on November 9, 2026 (the “Standard Lock-up Period”) as well as a special lock-up period of 18 months which expires on November 13, 2027 (the “Special Lock-up Period”). Between the Standard Lock-up Period and Special Lock-up Period, the Company can initiate a secondary transaction; however, the Company does not have the ability to freely trade the equity investment with no restrictions until the end of the Special Lock-up Period unless consent is obtained from the issuer. In accordance with ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, as the restrictions are specific to a contract that the Company is party to and not to all market participants, the restrictions are not taken into account into the measurement of the equity investment’s fair value.

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

June 30, 2026

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

For the three and six months ended June 30, 2026, Management Fees incurred were $704 and $1,388, respectively, and $704 remained payable as of June 30, 2026.

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

June 30, 2026

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

For the three and six months ended June 30, 2026, Incentive Fees incurred were $1,914 and $2,710, respectively. For the three and six months ended June 30, 2025, Incentive Fees incurred were $500 and $955, respectively. The Company has not made any incentive fee payments to the Adviser, and as of June 30, 2026 and December 31, 2025, the Company's incentive fee payable to the Adviser was $9,753 and $7,043, respectively.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

The Adviser Return Obligation shall be recomputed to take into account any post liquidation returns of distributions made by Members pursuant to Section 11.4 of the LLC Agreement, and any additional Adviser Return Obligation triggered by such post-liquidation returns shall be made by the Adviser contemporaneously with such post-liquidation returns by the Members.

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

June 30, 2026

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

June 30, 2026

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2026 and December 31, 2025:

			June 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$542	$5	$1,074	$8
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	1,123	7	—	—
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	1,096	7	—	—
CF Newco, Inc.	Revolver	December 2029	488	1	488	—
Cinelease, LLC	ABL Term Loan	July 2030	524	21	1,066	32
Comprehensive Logistics Co., LLC	Revolver	March 2026	—	—	879	11
CSAT Holdings LLC	Revolver	June 2028	—	—	345	—
D&D Buyer, LLC	Revolver	October 2029	881	—	352	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	1,104	—	—	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	—	—	2,393	89
Five Star Buyer, Inc.	Revolver	February 2028	455	29	455	30
Great Kitchens Food Company, Inc.	Revolver	May 2029	—	—	1,196	—
Helix Sleep, Inc.	Revolver	November 2030	476	3	330	4
Hoffmaster Group, Inc.	Revolver	May 2028	628	4	628	5
HydroSource Logistics, LLC	Revolver	April 2029	—	—	37	—
HydroSource Midstream, LLC	Revolver	April 2031	332	13	—	—
Pallet Logistics of America, LLC	Revolver	November 2029	197	8	275	9
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	701	—	701	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	696	—	1,044	—
Viva 5 Group, LLC	Revolver	May 2030	47	1	939	15
Total			$9,290	$99	$12,202	$203

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, the Company is not aware of any pending or threatened litigation.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

6.
Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Units at beginning of period	3,753,190	3,753,190	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three and six months ended June 30, 2026 and 2025.

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

The Company did not enter into any Barclays Transactions during the six months ended June 30, 2026 and 2025.

The Macquarie Transactions entered into by the Company during the six months ended June 30, 2026 and 2025 had an average principal balance of $8,629 and $13,169, respectively, and a weighted average annual interest rate of 6.78% and 8.01%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

As of June 30, 2026 and December 31, 2025, the Company had $527 and $0, respectively, in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligation outstanding as of June 30, 2026 is associated with a repurchase agreement that was entered into on May 27, 2026. Such Repurchase Obligation was collateralized by the Company’s term loan to ADAN-B LLC (24 Hour Fitness). Interest under this Repurchase Obligation is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00018187” as stipulated in the repurchase agreement. As of June 30, 2026, the remaining contractual maturity of the repurchase agreement was between 31-90 days. As of June 30, 2026 and December 31, 2025, the Company's outstanding Repurchase Obligation is categorized as Level 2 within the fair value hierarchy.

The net proceeds the Company received from Macquarie Transactions during the six months ended June 30, 2026 and 2025 was a net loss of $255 and $488, respectively, comprised entirely of interest expense.

Interest expense incurred on Macquarie Transactions for the three months ended June 30, 2026 and 2025 was $140 and $278, respectively.

Interest expense incurred on Macquarie Transactions for the six months ended June 30, 2026 and 2025 was $255 and $488, respectively.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

As of June 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$224,731	$213,938
Unrealized appreciation	$16,017	$7,065
Unrealized depreciation	$(11,130)	$(8,062)
Net unrealized appreciation (depreciation) on investments	$4,887	$(997)

The Company's investment in HydroSource Holdings, LLC warrant is held through TCW DL HDR MID-S LLC, a wholly-owned subsidiary of the Company. The fair value of such equity investment as of June 30, 2026 is net of a $39 deferred tax liability recorded by TCW DL HDR MID-S LLC. TCW DL HDR MID-S LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

10.
Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2026 and 2025 is presented below.

	For the six months ended June 30,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$91.75	$95.13
Income from Investment Operations:
Net investment income	2.44	2.35
Net realized and unrealized (loss) gain	1.65	(0.91)
Total income from investment operations	4.09	1.44
Less Distributions:
From distributable earnings	(2.67)	(2.66)
Total distributions	(2.67)	(2.66)
Net Asset Value Per Unit (accrual base), End of Period	$93.17	$93.91
Unitholder Total Return(2)(3)	6.97%	3.15%
Unitholder IRR before incentive fee(4)	13.36%	11.02%
Unitholder IRR after all fees and expenses(4)	11.54%	9.44%
Ratios and Supplemental Data:
Members’ Capital, end of period	$219,375	$199,148
Units outstanding, end of period	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	4.74%	3.80%
Ratio of net investment income to average net assets(5)	8.70%	10.51%
Ratio of incentive fees to average net assets(5)	2.57%	1.14%
Portfolio turnover rate(3)	16.90%	7.83%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2026 and 2025.
(2)
The Total Return for the six months ended June 30, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 13.36% through June 30, 2026. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 11.54% through June 30, 2026. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On August 12, 2026, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2027.

On August 12, 2026, the Company's Board renewed the Administration Agreement for an additional one-year term through September 15, 2027.

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
•
risks associated with payment-in-kind (“PIK”) interest and private credit;
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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of June 30, 2026, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

Our Commitment Period commenced on the Closing Date and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) December 21, 2026, four years from the date on which we first completed an investment. The Commitment Period automatically extends for successive one-year periods beginning December 21, 2025, so that immediately following such extension, the Commitment Period will expire two years from the extension date. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

On April 28, 2026 we formed a wholly-owned subsidiary, TCW DL HDR MID-S LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of ours. As of June 30, 2026, we have six wholly-owned subsidiaries, each a Delaware limited liability company.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of June 30, 2026, we have incurred $0.1 million in organizational costs since inception, of which $0 was expensed during six months ended June 30, 2026. Since inception, we have incurred $5.2 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2026, PIK interest income earned was $0.8 million and $1.5 million, respectively, representing 11.1% and 10.6%, respectively, of investment income. For the three and six months ended June 30, 2025, PIK interest income earned was $0.6 million and $1.0 million, respectively, representing 8.4% and 8.5%, respectively, of investment income.

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

Investment Activity

As of June 30, 2026, our portfolio consisted of 48 debt investments and five equity investments. Based on fair values as of June 30, 2026, our portfolio was 92.6% invested in debt investments which were all senior secured term loans and revolving loans and 7.4% invested in equity investments which were warrants, common units, and class A units.

As of December 31, 2025, our portfolio consisted of 48 debt investments and four equity investments. Based on fair values as of December 31, 2025, our portfolio was 96.5% invested in debt investments which were all senior secured term loans and revolving loans and 3.5% invested in equity investments which were warrants and common units.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2026:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	10%
Personal Care Products	8%
Containers & Packaging	7%
Food Products	7%
Commercial Services & Supplies	7%
Energy Equipment & Services	6%
Specialty Retail	5%
Building Products	5%
Leisure Products	5%
Professional Services	4%
Metals & Mining	4%
Automobile Components	4%
Health Care Equipment & Supplies	4%
Ground Transportation	4%
Oil, Gas & Consumable Fuels	3%
Construction & Engineering	3%
Software	3%
Transportation Infrastructure	2%
Machinery	2%
Paper & Forest Products	2%
Consumer Discretionary Textiles, Apparel & Luxury Goods	2%
Trading Companies & Distributors	2%
Consumer Durables & Apparel	1%
Total	100%

Results of Operations

Our operating results for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Total investment income	$7,573	$6,589	$14,160	$11,988
Total expenses	3,103	1,722	4,995	3,182
Net investment income	4,470	4,867	9,165	8,806
Net realized gain (loss) on investments	204	(10)	204	(10)
Net change in unrealized appreciation/(depreciation) on investments	6,171	(2,025)	5,987	(3,386)
Net increase in Members’ Capital from operations	$10,845	$2,832	$15,356	$5,410

Total investment income

Total investment income for the three months ended June 30, 2026 and 2025 was $7.6 million and $6.6 million, respectively. Total investment income for the three months ended June 30, 2026 and 2025 included interest income (including interest income paid-in-kind) of $7.6 million and $6.6 million, respectively.

Total investment income for the six months ended June 30, 2026 and 2025 was $14.2 million and $12.0 million, respectively. Total investment income for the six months ended June 30, 2026 and 2025 included interest income (including interest income paid-in-kind) of $14.1 million and $12.0 million, respectively.

The increase in total investment income during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily attributable to the increase in the par value of our debt investments which increased from $204.9 million as of June 30, 2025 to $219.7 million as of June 30, 2026.

Total Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Expenses
Incentive fees	$1,914	$500	$2,710	$955
Management fees	704	628	1,388	1,141
Interest expense on repurchase transactions	140	278	255	488
Administrative fees	126	124	250	244
Professional fees	119	111	181	180
Directors' fees	72	66	126	116
Insurance expense	17	12	33	25
Other expenses	11	3	52	33
Total expenses	$3,103	$1,722	$4,995	$3,182

Our total operating expenses for the three months ended June 30, 2026 and 2025 were $3.1 million and $1.7 million, respectively. Our operating expenses for the three months ended June 30, 2026 and 2025 include management fees attributed to the Adviser of $0.7 million and $0.6 million, respectively, and incentive fees attributed to the Adviser of $1.9 million and $0.5, respectively. Our expenses for the three months ended June 30, 2026 and 2025 also include interest expense incurred on repurchase transactions of $0.1 million and $0.3 million, respectively.

Our total operating expenses for the six months ended June 30, 2026 and 2025 were $5.0 million and $3.2 million, respectively. Our operating expenses for the six months ended June 30, 2026 and 2025 include management fees attributed to the Adviser of $1.4 million and $1.1 million, respectively, and incentive fees attributed to the Adviser of $2.7 million and $1.0 million, respectively. Our expenses for the six months ended June 30, 2026 and 2025 also include interest expense incurred on repurchase transactions of $0.3 million and $0.5 million, respectively.

The increase in our total expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily due to an increase in incentive fees which increased due to net realized and unrealized gains on investments during the three and six months ended June 30, 2026 compared to net realized and unrealized losses on investments during the three and six months ended June 30, 2025 coupled with higher net investment income during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Management fees also increased due to increases in the investment cost basis for which management fees are based.

Net investment income

Net investment income for the three months ended June 30, 2026 and 2025 was $4.5 million and $4.9 million, respectively. Net investment income for the six months ended June 30, 2026 and 2025 was $9.2 million and $8.8 million, respectively. The decrease in net income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is primarily attributable to the increase in total expenses partially offset by an increase in total investment income, as described above. The increase in net income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily attributable to the increase in total investment income partially offset by an increase in expenses, as described above.

Net realized gain/(loss) on investments

During the three months ended June 30, 2026 and 2025 we recognized $0.2 million and ($10.0) thousand in realized gains/(losses) on investments. During the three and six months ended June 30, 2025 we recognized $0.2 million and ($10.0) thousand in realized gains/(losses) on non-controlled/non-affiliated investments. The net realized gain on investments we recognized during the three and six months ended June 30, 2026 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
CSAT Investment Holdings LLC	Warrant, expires 3/5/32	$210
ADAN-B LLC (24 Hour Fitness)	Term Loan	7
HydroSource Logistics, LLC	Warrant, expires 4/4/34	(13)	*
Net realized gain		$204

*A portion of the HydroSource Logistics, LLC warrant was relinquished as part of the equity restructuring ahead of the EagleRock Land LLC initial public offering.

The net realized loss on investments we recognized during the three and six months ended June 30, 2025 was entirely due to the partial disposition of our HydroSource Logistics, LLC Term Loan.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2026 and 2025 was $6.2 million and ($2.0) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
EagleRock Land LLC**	Class A Units	$14,845
Cinelease, LLC	Warrant, expires 7/31/35	(202)
Fenix Intermediate LLC	Term Loan B	(258)
Signature Brands, LLC	Term Loan	(374)
Mark Andy, Inc.	Term Loan	(564)
HydroSource Logistics, LLC**	Warrant #2	(1,783)	*
HydroSource Logistics, LLC**	Warrant	(4,368)	*
All others	Various	(1,125)
Net change in unrealized appreciation/(depreciation)		$6,171

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended June 30, 2026 as realized gains/(losses) and/or accelerated original issue discount.

**The HydroSource Logistics, LLC warrants were converted into EagleRock Land LLC Class A Units at their cost basis.

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

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2026 and 2025 was $6.0 million and ($3.4) million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
EagleRock Land LLC**	Class A Units	$14,845
HydroSource Logistics, LLC	3rd Amendment Term Loan	(208)
CSAT Investment Holdings LLC	Warrant, expires 3/5/32	(216)	*
Fenix Intermediate LLC	Term Loan B	(352)
Connect America.com, LLC	Last Out Term Loan	(425)
Signature Brands, LLC	Term Loan	(493)
Mark Andy, Inc.	Term Loan	(1,335)
HydroSource Logistics, LLC**	Warrant, expires 4/4/34	(5,153)	*
All others	Various	(676)
Net change in unrealized appreciation/(depreciation)		$5,987

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the six months ended June 30, 2026 as realized gains/(losses) and/or accelerated original issue discount.

**The HydroSource Logistics, LLC warrants were converted into EagleRock Land LLC Class A Units at their cost basis.

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

Net increase in Members' Capital from operations

Our Net increase in Members' Capital from operations during the three months ended June 30, 2026 and 2025 was $10.8 million and $2.8 million, respectively.

Our Net increase in Members' Capital from operations during the six months ended June 30, 2026 and 2025 was $15.4 million and $5.4 million, respectively.

The Net increase in Members’ Capital from operations during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 increased due to net realized and unrealized gains of $6.4 million during the three months ended June 30, 2026 compared to net realized and unrealized losses of $2.0 million during the three months ended June 30, 2025 which was partially offset by the decrease in net investment income described above.

The Net increase in Members’ Capital from operations during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 increased due to net realized and unrealized gains of $6.2 million during the six months ended June 30, 2026 compared to net realized and unrealized losses of $3.4 million during the six months ended June 30, 2025 which was coupled with the increase in net investment income described above.

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

As of June 30, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Commitments	$375,319	$375,319
Undrawn commitments	$130,319	$137,319
Percentage of commitments funded	65.3%	63.4%
Units	3,753,190	3,753,190

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

We did not enter into any Barclays Transactions during the six months ended June 30, 2026 and 2025.

The Macquarie Transactions entered into by us during the six months ended June 30, 2026 and 2025 had an average principal balance of $8.6 million and $13.2 million, respectively, and a weighted average annual interest rate of 6.78% and 8.01%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

As of June 30, 2026 and December 31, 2025, we had $0.5 million and $0, respectively in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligation outstanding as of June 30, 2026 is associated with a repurchase agreement that was entered into on May 27, 2026. Such Repurchase Obligation was collateralized by our term loan to ADAN-B LLC (24 Hour Fitness). Interest under this Repurchase Obligation is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00018187” as stipulated in the repurchase agreement. As of June 30, 2026, the remaining contractual maturity of the repurchase agreement was between 31-90 days. Our outstanding Repurchase Obligation is categorized as Level 2 within the fair value hierarchy.

The net proceeds we received from Macquarie Transactions during the six months ended June 30, 2026 and 2025 was a net loss of $0.3 million and $0.5 million, respectively, comprised entirely of interest expense.

Interest expense incurred on Macquarie Transactions for the three months ended June 30, 2026 and 2025 was $0.1 million and $0.3 million, respectively.

Interest expense incurred on Macquarie Transactions for the six months ended June 30, 2026 and 2025 was $0.3 million and $0.5 million, respectively.

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

Interest Rate Risk. As of June 30, 2026, 99% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of June 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$6,616
Up 200 basis points	4,411
Up 100 basis points	2,205
Down 100 basis points	(2,192)
Down 200 basis points	(4,026)
Down 300 basis points	(4,307)

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

TCW STAR DIRECT LENDING LLC
Date: August 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: August 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer