Form 10-Q
period 2026-09-30
TCW Star Direct Lending LLC
filed 2026-11-13
CIK 1916608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2026 was 3,753,190.

TCW STAR DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate LLC	03/28/24	Term Loan B - 11.08% (SOFR + 7.00%, 1.75% Floor)	1.4%	$6,047,903	03/28/29	$5,956,923	$3,568,262
	Fenix Intermediate LLC	03/28/24	Delayed Draw Term Loan B-1 - 11.08% (SOFR + 7.00%, 1.75% Floor)	0.1%	362,693	03/28/29	362,693	213,989
	Superior Industries International, Inc.	12/08/25	Take Back Term Loan - 13.79% inc PIK (SOFR + 10.00%, 3.50% Floor, all PIK)	0.6%	1,515,569	12/08/30	1,515,569	1,489,349
				2.1%			7,835,185	5,271,600
Building Products
	Eastern Metal Supply Borrower, LLC	01/06/26	Term Loan - 10.07% (SOFR + 6.00%, 1.00% Floor)	4.2%	10,419,857	01/06/31	10,286,499	10,346,918
				4.2%			10,286,499	10,346,918
Commercial Services & Supplies
	Axvor Intermediate, LLC (DQS)	03/24/26	Term Loan - 10.15% (SOFR + 6.25%, 2.00% Floor)	3.6%	9,017,929	03/24/31	8,877,158	8,857,410
	Axvor Intermediate, LLC (DQS)	03/24/26	Delayed Draw Term Loan - 10.15% (SOFR + 6.25%, 2.00% Floor)	0.4%	1,093,082	03/24/31	1,093,082	1,073,625
	Power Acquisition LLC	01/22/25	Term Loan B - 10.73% (SOFR + 7.00%, 1.50% Floor)	2.4%	6,060,903	01/22/30	5,956,428	5,842,710
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 10.73% (SOFR + 7.00%, 1.50% Floor)	0.2%	471,913	01/22/30	465,643	454,924
				6.6%			16,392,311	16,228,669
Construction & Engineering
	Sunbelt Holdings, LLC(3)	09/11/26	2nd Additional Term Loan - 10.01% (SOFR + 5.94%, 1.50% Floor)	1.6%	3,975,610	11/01/31	3,933,305	3,935,853
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 11.00% (SOFR + 7.00%, 1.75% Floor)	0.8%	2,071,578	06/16/28	2,071,578	2,085,665
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.00% (SOFR + 7.00%, 1.75% Floor)	2.0%	5,018,231	06/16/28	4,954,691	5,052,355
				4.4%			10,959,574	11,073,873
Consumer Discretionary Textiles, Apparel & Luxury Goods
	Helix Sleep, Inc.	11/07/25	Term Loan - 9.26% (SOFR + 5.50%, 1.00% Floor)	1.7%	4,115,854	11/07/30	4,063,601	4,124,086
				1.7%			4,063,601	4,124,086
Consumer Durables & Apparel
	Hy Cite Enterprises, LLC	05/21/26	Term Loan - 12.00% (SOFR + 8.00%, 2.00% Floor)	1.3%	3,156,056	05/10/29	3,127,019	3,118,183
				1.3%			3,127,019	3,118,183
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.26% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	3.4%	9,306,443	08/01/28	9,222,094	8,402,787
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.26% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	0.6%	1,589,210	08/01/28	1,572,044	1,434,898
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 8.81% (SOFR + 5.00%, 2.00% Floor)	2.4%	6,071,201	05/24/28	6,052,601	6,035,380
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 8.81% (SOFR + 5.00%, 2.00% Floor)	0.3%	766,719	05/24/28	761,282	762,196
				6.7%			17,608,021	16,635,261
Electrical Equipment
	Voltaris Power, LLC(3)	09/01/26	Term Loan - 10.07% (SOFR + 6.00%, 1.25% Floor)	4.0%	10,074,352	09/01/31	9,908,233	9,953,460
				4.0%			9,908,233	9,953,460

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Electronic Equipment, Instruments & Components
	Metronome BidCo, LLC (Myriad360)(3)	09/30/26	Term Loan - 10.07% (SOFR + 6.00%, 1.75% Floor)	1.3%	$3,177,515	09/30/31	$3,141,788	$3,141,927
				1.3%			3,141,788	3,141,927
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 10.55% (SOFR + 6.50%, 1.75% Floor)	2.9%	7,221,348	05/31/28	7,158,616	7,227,847
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.53% (SOFR + 6.50%, 1.75% Floor)	0.2%	552,811	05/04/28	549,170	552,811
	Signature Brands, LLC	05/05/23	Term Loan - 13.53% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	2.6%	10,168,639	05/04/28	10,107,187	6,416,411
	Signature Brands, LLC	05/02/25	9th Amendment Delayed Draw Term Loan A - 10.50% (SOFR + 6.50%, 1.75% Floor)	0.1%	249,763	05/04/28	249,763	249,763
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	0.9%	2,232,619	05/04/28	2,195,779	2,232,619
				6.7%			20,260,515	16,679,451
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.59% (SOFR + 6.25%, 2.00% Floor)	2.5%	6,145,107	09/11/28	6,070,375	6,145,107
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.59% (SOFR + 6.25%, 2.00% Floor)	0.8%	1,897,007	09/11/28	1,897,007	1,897,007
				3.3%			7,967,382	8,042,114
Health Care Equipment & Supplies
	Connect America.com, LLC	10/11/24	Last Out Term Loan - 10.82% inc PIK (SOFR + 6.75%, 1.75% Floor, 1.00% PIK)	3.5%	9,334,195	10/11/29	9,243,680	8,634,130
				3.5%			9,243,680	8,634,130
Health Care Providers & Services
	OMS Medical Billing, LLC (OrthoMed)(3)	09/02/26	Term Loan - 9.69% (SOFR + 5.75%, 1.50% Floor)	2.9%	7,360,951	09/02/31	7,198,684	7,243,176
				2.9%			7,198,684	7,243,176
Hotels, Restaurants & Leisure
	ADAN-B LLC (24 Hour Fitness)	4/30/25 & 12/31/25	Term Loan - 9.82% (SOFR + 5.75%, 1.50% Floor)	3.4%	8,463,692	12/31/30	8,326,969	8,379,055
	ADAN-B LLC (24 Hour Fitness)	4/30/25 & 12/31/25	Revolver - 9.82% (SOFR + 5.75%, 1.50% Floor)	0.1%	271,189	12/31/30	271,189	268,477
	CEC Entertainment, LLC	09/26/25	Term Loan - 10.07% (SOFR + 6.00%, 2.00% Floor)	3.1%	7,917,330	09/26/30	7,766,645	7,576,885
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.91% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	1.8%	5,964,375	02/23/28	5,896,797	4,413,637
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 13.22% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	0.1%	212,654	02/23/28	212,654	157,364
				8.5%			22,474,254	20,795,418
Leisure Products
	Hyper Ice, Inc.(3)	09/16/26	Term Loan - 10.86% (SOFR + 7.00%, 2.00% Floor)	1.5%	3,844,948	09/16/31	3,768,681	3,775,739
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.26% (SOFR + 5.50%, 1.50% Floor)	4.1%	10,088,009	08/05/30	9,971,660	10,108,185
				5.6%			13,740,341	13,883,924
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.97% inc PIK (SOFR + 8.75%, 1.50% Floor, 5.75% PIK)	2.4%	7,309,908	06/16/28	7,252,144	5,869,856
				2.4%			7,252,144	5,869,856
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.32% (SOFR + 6.25%, 2.00% Floor)	3.6%	9,064,407	03/14/30	8,923,675	8,919,376
				3.6%			8,923,675	8,919,376

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Oil, Gas & Consumable Fuels
	HydroSource Midstream, LLC	04/30/26	Term Loan - 15.08% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	2.6%	$6,577,996	04/30/31	$6,380,657	$6,439,858
	HydroSource Midstream, LLC	04/30/26	Bridge Term Loan - 14.58% (SOFR + 10.50%, 2.50% Floor)	0.2%	474,963	04/30/31	470,968	490,637
	HydroSource Midstream, LLC	04/30/26	Revolver - 14.58% (SOFR + 10.50%, 2.50% Floor)	0.1%	142,489	04/30/31	142,489	139,497
	HydroSource Midstream, LLC	04/30/26	Delayed Draw Term Loan - 15.03% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	0.4%	1,110,017	04/30/31	1,093,987	1,086,707
				3.3%			8,088,101	8,156,699
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.73% (SOFR + 7.00%, 1.00% Floor)	0.1%	353,964	11/29/29	353,964	341,575
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.76% inc PIK (SOFR + 7.00%, 1.00% Floor, 0.50% PIK)	1.6%	4,138,046	11/22/29	4,076,502	3,993,214
				1.7%			4,430,466	4,334,789
Personal Care Products
	The Vitamin Shoppe, LLC	03/23/26	Term Loan - 10.15% (SOFR + 6.25%, 2.00% Floor)	3.3%	8,408,664	03/23/31	8,258,174	8,248,899
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.40% (SOFR + 6.50%, 2.25% Floor)	3.4%	8,531,979	05/21/30	8,374,913	8,446,659
	Viva 5 Group, LLC	05/21/25	Revolver - 10.40% (SOFR + 6.50%, 2.25% Floor)	0.4%	1,090,956	05/21/30	1,090,956	1,080,046
				7.1%			17,724,043	17,775,604
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 10.78% (SOFR + 6.88%, 1.50% Floor)	3.7%	9,121,769	12/21/27	9,088,349	9,121,769
				3.7%			9,088,349	9,121,769
Software
	CF Newco, Inc.	12/09/24	Term Loan - 9.84% (SOFR + 6.00%, 1.50% Floor)	1.5%	3,748,314	12/10/29	3,722,552	3,748,314
	CF Newco, Inc.	12/09/24	Revolver - 9.84% (SOFR + 6.00%, 1.50% Floor)	0.1%	262,577	12/10/29	262,577	262,577
	CF Newco, Inc.	12/11/25	Amendment No. 1 Term Loan - 10.09% (SOFR + 6.25%, 1.50% Floor)	0.7%	1,715,756	12/10/29	1,694,276	1,732,913
				2.3%			5,679,405	5,743,804
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 9.92% (SOFR + 5.75%, 2.00% Floor)	4.3%	10,564,112	10/04/29	10,489,059	10,661,302
	D&D Buyer, LLC	10/04/23	Revolver - 9.92% (SOFR + 5.75%, 2.00% Floor)	0.2%	616,783	10/04/29	616,783	616,783
	D&D Buyer, LLC	02/18/26	5th Amendment Delayed Draw Term Loan - 9.92% (SOFR + 5.75%, 2.00% Floor)	0.8%	2,057,671	10/04/29	2,054,084	2,057,671
				5.3%			13,159,926	13,335,756
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.18% (SOFR + 7.50%, 2.50% Floor)	1.4%	3,779,626	07/31/30	3,669,217	3,575,526
				1.4%			3,669,217	3,575,526

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/ Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 9.90% (SOFR + 6.00%, 1.50% Floor)	0.0%	$114,209	07/19/28	$114,209	$113,638
	CG Buyer, LLC	07/19/23	Term Loan - 9.90% (SOFR + 6.00%, 1.50% Floor)	2.1%	5,251,430	07/19/28	5,200,105	5,225,173
				2.1%			5,314,314	5,338,811
	Total Debt Investments			95.7%			247,536,727	237,344,180
	EQUITY
Automobile Components
	SUP Parent Holdings, LLC(4)(5)	12/08/25	Common Units	0.5%	6,602		2,937,109	1,299,249
				0.5%			2,937,109	1,299,249
Commercial Services & Supplies
	CSAT Investment Holdings LLC(4)(5)	03/05/25	Warrant, expires 3/1/32	0.0%	301,543		—	33,901
				0.0%			—	33,901
Energy Equipment & Services
	EagleRock Land LLC(4)(5)(6)(7)(8)	05/15/26	Class A Units	5.9%	700,635		43,596	14,573,208
				5.9%			43,596	14,573,208
Oil, Gas & Consumable Fuels
	HydroSource Holdings, LLC(4)(5)	04/30/26	Warrant, expires 4/30/36	0.2%	32		—	482,004
				0.2%			—	482,004
Trading Companies & Distributors
	Cinelease, LLC(4)(5)	08/07/25	Warrant, expires 7/31/35	0.0%	37,311		65,707	33,110
				0.0%			65,707	33,110
	Total Equity Investments			6.6%			3,046,412	16,421,472
	Total Debt & Equity Investments(2)			102.3%			250,583,139	253,765,652
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.76%, Class X (FGXXX)			13.2%	32,733,416		32,733,416	32,733,416
	Total Cash Equivalents			13.2%	32,733,416		32,733,416	32,733,416
	Total Investments (115.5%)						$283,316,555	$286,499,068
	Net unrealized depreciation on unfunded commitments (-0.1%)							(232,442)
	Liabilities in Excess of Other Assets (-15.4%)							$(38,094,899)
	Net Assets (100.0%)							$248,171,727

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

(3)
A portion of such investment is used as collateral for the Company's secured borrowing. See Note 7 “Repurchase Obligations.”

(4)
Non-income producing.

(5)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities was $16,421,472, or 5.7% of the Company’s total assets.
(6)
Fair value of the EagleRock Land LLC Class A Units held by the Company is based on the market price of the issuer's stock as of September 30, 2026. Such units are considered to be a Level 1 security within the Fair Value Hierarchy.

TCW STAR DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

(7)
The EagleRock LLC Class A Units are subject to a contractual sale restriction. See Note 3 “Investment Valuations and Fair Value Measurements.”

(8)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2026, $14,573,208 or 5.1% of the Company’s total assets were represented by “non-qualifying assets.”

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $78,179,717 and $38,642,603, respectively, for the period ended September 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2026

	As of September 30,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $250,583 and $209,512, respectively,)	$253,766	$208,515
Cash and cash equivalents	32,800	6,127
Interest income receivable	1,386	736
Due from related party	75	—
Receivable for investments sold	16	27
Prepaid expenses and other assets	48	33
Total Assets	$288,091	$215,438
Liabilities
Repurchase obligations	$27,935	$—
Incentive fee payable	10,317	7,043
Management fee payable	721	656
Administration fee payable	338	444
Unrealized depreciation on unfunded commitments	232	203
Other accrued expenses and other liabilities	376	73
Total Liabilities	39,919	8,419
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (3,753,190 units issued and outstanding)	375,319	375,319
Common Unitholders’ undrawn commitment: (3,753,190 units issued and outstanding)	(98,219)	(137,319)
Common Unitholders’ return of capital	(22,331)	(22,331)
Common Unitholders’ offering costs	(5)	(5)
Accumulated Common Unitholders’ tax reclassification	(287)	(287)
Common Unitholders’ capital	254,477	215,377
Accumulated undistributed (overdistributed) earnings	(6,305)	(8,358)
Total Members’ Capital	248,172	207,019
Total Liabilities and Members’ Capital	$288,091	$215,438
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$92.29	$91.75

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common Units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$6,025	$7,351	$18,646	$18,282
Interest income paid-in-kind	688	575	2,187	1,594
Dividend income	3	—	3	—
Other fee income	18	17	58	55
Total investment income	6,734	7,943	20,894	19,931
Expenses
Incentive fees	564	1,709	3,274	2,664
Management fees	721	651	2,109	1,792
Interest expense on repurchase transactions	120	80	375	568
Administrative fees	125	125	375	369
Professional fees	96	107	277	287
Directors' fees	55	66	181	182
Insurance expense	16	17	49	42
Other expenses	3	1	55	34
Total expenses	1,700	2,756	6,695	5,938
Net investment income	5,034	5,187	14,199	13,993
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	—	—	204	(10)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(1,837)	4,500	4,150	1,114
Net realized and unrealized (loss) gain on investments	(1,837)	4,500	4,354	1,104
Net increase in Members’ Capital from operations	$3,197	$9,687	$18,553	$15,097
Basic and diluted:
Income per unit	$0.85	$2.58	$4.94	$4.03
Units Outstanding	3,753,190	3,753,190	3,753,190	3,753,190

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

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members' Capital at January 1, 2026	$215,377	$(8,358)	$207,019
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	4,695	4,695
Net change in unrealized appreciation/(depreciation) on investments	—	(184)	(184)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	7,000	—	7,000
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2026	7,000	(489)	6,511
Members’ Capital at March 31, 2026	222,377	(8,847)	213,530
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	4,470	4,470
Net realized gain on investments	—	204	204
Net change in unrealized appreciation/(depreciation) on investments	—	6,171	6,171
Net Decrease in Members’ Capital Resulting from Capital Activity:
Distributions to Members from:
Distributable earnings	—	(5,000)	(5,000)
Total Increase in Members’ Capital for the three months ended June 30, 2026	—	5,845	5,845
Members’ Capital at June 30, 2026	222,377	(3,002)	219,375
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,034	5,034
Net change in unrealized appreciation/(depreciation) on investments	—	(1,837)	(1,837)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	32,100	—	32,100
Distributions to Members from:
Distributable earnings	—	(6,500)	(6,500)
Total Increase (Decrease) in Members’ Capital for the three months ended September 30, 2026	32,100	(3,303)	28,797
Members’ Capital at September 30, 2026	$254,477	$(6,305)	$248,172

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	For the nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$18,553	$15,097
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(75,993)	(89,576)
Interest income paid in-kind	(2,187)	(1,594)
Proceeds from sales and paydowns of investments	38,643	28,452
Realized (gain) loss on investments	(204)	10
Change in net unrealized (appreciation)/depreciation on investments	(4,150)	(1,114)
Amortization of premium and accretion of discount, net	(1,331)	(1,121)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(650)	(748)
(Increase) decrease in due from related party	(75)	—
(Increase) decrease in receivable for investments sold	11	(196)
(Increase) decrease in prepaid expenses and other assets	(15)	(24)
Increase (decrease) in incentive fees payable	3,274	2,664
Increase (decrease) in management fees payable	65	186
Increase (decrease) in administration fee payable	(106)	332
Increase (decrease) in other accrued expenses and other liabilities	303	(302)
Net cash used in operating activities	(23,862)	(47,934)
Cash Flows from Financing Activities
Contributions from Members	39,100	67,000
Distributions to Members	(16,500)	(15,000)
Proceeds from repurchase obligation	66,901	58,399
Repayment of repurchase obligation	(38,966)	(64,991)
Net cash provided by financing activities	50,535	45,408
Net increase (decrease) in cash and cash equivalents	26,673	(2,526)
Cash and cash equivalents, beginning of period	6,127	9,643
Cash and cash equivalents, end of period	$32,800	$7,117
Supplemental and non-cash financing activities
Non-cash purchases of investments due to reorganization	$4,237	$—
Non-cash sales of investments due to reorganization	$(4,237)	$—
Interest expense paid	$256	$609

The accompanying notes are an integral part of these consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

On April 28, 2026, the Company formed a wholly-owned subsidiary, TCW DL HDR MID-S LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of the Company. As of September 30, 2026, the Company has six wholly-owned subsidiaries, each a Delaware limited liability company.

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

Commitment Period: The Commitment Period commenced on the Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser, and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) December 21, 2026, four years from the date on which the Company first completed an investment. The Commitment Period automatically extends for successive one-year periods beginning December 21, 2026, so that immediately following such extension, the Commitment Period will expire two years from the extension date. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e., more than 85%) of their business time to the investment activities of the Company and the Related Entities; or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability (the occurrence of such an event, a “Key Person Departure”); provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

Capital Commitments: As of September 30, 2026, the Company has sold 3,753,190 Units for an aggregate offering price of $375,319. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholders	$375,319	$98,219	73.8%	3,753,190

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

The Recallable Amount as of September 30, 2026 was $22,331.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2026, PIK interest income earned was $688 and $2,187, respectively, representing 10.2% and 10.5%, respectively, of investment income. For the three and nine months ended September 30, 2025, PIK interest income earned was $575 and $1,594, respectively, representing 7.2% and 8.0%, respectively, of investment income.

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

September 30, 2026

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the end of the period during which the Units will be offered (the “Closing Period”). Organizational costs are expensed as incurred, and since inception the Company has incurred $148 in organizational costs, of which $0 was expensed during the three and nine months ended September 30, 2026. Since inception, the Company has incurred $5 in offering costs, all of which was charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2026, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU requires investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and to provide certain related disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable; however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

September 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$237,344	$237,344
Equity	14,573	—	1,848	16,421
Cash equivalents	32,733	—	—	32,733
Total	$47,306	$—	$239,192	$286,498

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

September 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2026:

	Debt	Equity	Total
Balance, July 1, 2026	$208,025	$1,765	$209,790
Purchases, including payments received in-kind	31,799	—	31,799
Sales and paydowns of investments	(1,271)	—	(1,271)
Amortization of premium and accretion of discount, net	264	—	264
Net change in unrealized appreciation/(depreciation)	(1,473)	83	(1,390)
Balance, September 30, 2026	$237,344	$1,848	$239,192
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$(1,472)	$84	$(1,388)

	Debt	Equity	Total
Balance, January 1, 2026	$201,253	$7,262	$208,515
Purchases, including payments received in-kind	82,316	57	82,373
Sales and paydowns of investments	(42,436)	(444)	(42,880)
Amortization of premium and accretion of discount, net	1,331	—	1,331
Net realized gain	8	196	204
Net change in unrealized appreciation/(depreciation)	(5,128)	(5,223)	(10,351)
Balance, September 30, 2026	$237,344	$1,848	$239,192
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$(4,642)	$147	$(4,495)

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2026 and 2025.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$200,690	Income Method	Discount Rate	10.0% to 27.2%	12.3%	Decrease
Debt	$33,512	Market Method	EBITDA Multiple	5.3x to 7.8x	6.2x	Increase
Debt	$3,142	Market Method	Indicative Bid	98.9% to 98.9%	98.9%	Increase
Equity	$33	Market Method	Revenue Multiple	1.0x to 1.2x	1.1x	Increase
Equity	$1,781	Market Method	EBITDA Multiple	4.6x to 6.0x	5.2x	Increase
Equity	$34	Market Method	EBITDA Multiple	5.5x to 6.5x	6.0x	Increase
		Market Method	Revenue Multiple	0.5x to 0.7x	0.6x	Increase

* Weighted based on fair value

During the nine months ended September 30, 2026, one debt investment with a fair value of $8,379 transitioned from a market approach valuation model to a yield analysis valuation model, one debt investment with a fair value of $5,870 transitioned from a yield analysis and market approach valuation model to a market approach valuation model and four debt investments with an aggregate fair value of $8,353 transitioned from a yield analysis valuation model to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

As of September 30, 2026, the Company has one equity investment with a fair value of $14,573 which is subject to a contractual sale restriction. The equity investment is subject to both a standard initial public offering lock-up period of six months which expires on November 9, 2026 (the “Standard Lock-up Period”) as well as a special lock-up period of 18 months which expires on November 13, 2027 (the “Special Lock-up Period”). Between the Standard Lock-up Period and Special Lock-up Period, the Company can initiate a secondary transaction; however, the Company does not have the ability to freely trade the equity investment with no restrictions until the end of the Special Lock-up Period unless consent is obtained from the issuer. In accordance with ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, as the restrictions are specific to a contract that the Company is party to and not to all market participants, the restrictions are not taken into account for the measurement of the equity investment’s fair value.

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

September 30, 2026

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
•
coordinates with the Administrator (as defined below); and
•
provides the Company with such other investment advisory, research, and related services as the Company may, from time to time, reasonably require for the investment of its funds, including providing operating and managerial assistance to the Company and its portfolio companies as required.

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

For the three and nine months ended September 30, 2026, Management Fees incurred were $721 and $2,109, respectively, and $721 remained payable as of September 30, 2026.

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

September 30, 2026

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

For the three and nine months ended September 30, 2026, Incentive Fees incurred were $564 and $3,274, respectively. For the three and nine months ended September 30, 2025, Incentive Fees incurred were $1,709 and $2,664, respectively. The Company has not made any incentive fee payments to the Adviser, and as of September 30, 2026 and December 31, 2025, the Company's incentive fee payable to the Adviser was $10,317 and $7,043, respectively.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

September 30, 2026

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

September 30, 2026

4.
Agreements and Related Party Transactions (Continued)

However, the Company will not bear more than an amount equal to 10 basis points of its aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units (the “Company Expenses Limitation”).

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

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2026 and December 31, 2025:

			September 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$633	$6	$1,074	$8
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	27	—	—	—
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	1,096	21	—	—
CF Newco, Inc.	Revolver	December 2029	488	—	488	—
Cinelease, LLC	ABL Term Loan	July 2030	174	9	1,066	32
Comprehensive Logistics Co., LLC	Revolver	March 2026	—	—	879	11
CSAT Holdings LLC	Revolver	June 2028	—	—	345	—
D&D Buyer, LLC	Revolver	October 2029	264	—	352	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	471	—	—	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	—	—	2,393	89
Five Star Buyer, Inc.	Revolver	February 2028	455	118	455	30
Great Kitchens Food Company, Inc.	Revolver	May 2029	—	—	1,196	—
Helix Sleep, Inc.	Revolver	November 2030	476	—	330	4
Hoffmaster Group, Inc.	Revolver	May 2028	628	4	628	5
HydroSource Logistics, LLC	Revolver	April 2029	—	—	37	—
HydroSource Midstream, LLC	Revolver	April 2031	332	7	—	—
OMS Medical Billing LLC, (OrthoMed)	Delayed Draw Term Loan	September 2028	589	9	—	—
OMS Medical Billing LLC, (OrthoMed)	Revolver	September 2031	1,767	28	—	—
Pallet Logistics of America, LLC	Revolver	November 2029	170	6	275	9
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	701	—	701	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2027	446	—	1,044	—
Sunbelt Holdings, LLC	Revolver	November 2031	300	3	—	—
Viva 5 Group, LLC	Revolver	May 2030	686	7	939	15
Voltaris Power, LLC	Revolver	September 2031	1,185	14	—	—
Total			$10,888	$232	$12,202	$203

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company is not aware of any pending or threatened litigation.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

6.
Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Units at beginning of period	3,753,190	3,753,190	3,753,190	3,753,190
Units issued and committed at end of period	3,753,190	3,753,190	3,753,190	3,753,190

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2026 and 2025.

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

The Company did not enter into any Barclays Transactions during the nine months ended September 30, 2026 and 2025.

The Macquarie Transactions entered into by the Company during the nine months ended September 30, 2026 and 2025 had an average principal balance of $10,207 and $12,031, respectively, and a weighted average annual interest rate of 6.78% and 7.91%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

7.
Repurchase Obligations (Continued)

As of September 30, 2026 and December 31, 2025, the Company had $27,935 and $0, respectively, in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligations outstanding as of September 30, 2026 are associated with repurchase agreements that were entered into on the dates in the below table. Such Repurchase Obligations were collateralized by the Company’s term loans to the issuers in the below table. Interest under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) the interest rates in the below table, as stipulated in the repurchase agreements. As of September 30, 2026, the remaining contractual maturities of the repurchase agreements were between 31-90 days. As of September 30, 2026 and December 31, 2025, the Company's outstanding Repurchase Obligations are categorized as Level 2 within the fair value hierarchy.

Issuer	Investment	Agreement Date	Interest Rate	Principal
Voltaris Power, LLC	Term Loan	9/1/2026	0.000185056	$9,905
OMS Medical Billing LLC, (OrthoMed)	Term Loan	9/2/2026	0.000185828	$7,196
Sunbelt Holdings, LLC	Term Loan	9/11/2026	0.00018702	$3,936
Hyper Ice, Inc.	Term Loan	9/16/2026	0.000190006	$3,768
Metronome BidCo, LLC (Myriad360)	Term Loan	9/30/2026	0.000191932	$3,130

The net proceeds the Company received from Macquarie Transactions during the nine months ended September 30, 2026 and 2025 was a net loss of $375 and $568, respectively, comprised entirely of interest expense.

Interest expense incurred on Macquarie Transactions for the three months ended September 30, 2026 and 2025 was $120 and $80, respectively.

Interest expense incurred on Macquarie Transactions for the nine months ended September 30, 2026 and 2025 was $375 and $568, respectively.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

As of September 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$283,317	$213,938
Unrealized appreciation	$16,201	$7,065
Unrealized depreciation	$(13,018)	$(8,062)
Net unrealized appreciation (depreciation) on investments	$3,183	$(997)

The Company's investment in HydroSource Holdings, LLC warrant is held through TCW DL HDR MID-S LLC, a wholly-owned subsidiary of the Company. The fair value of such equity investment as of September 30, 2026 is net of a $169 deferred tax liability recorded by TCW DL HDR MID-S LLC. TCW DL HDR MID-S LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

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

9.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in Members' Capital from operations, changes in Members' Capital from Company Unit transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as Members' Capital, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW STAR DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

10.
Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2026 and 2025 is presented below.

	For the nine months ended September 30,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$91.75	$95.13
Income from Investment Operations:
Net investment income	3.78	3.73
Net realized and unrealized (loss) gain	1.16	0.30
Total income from investment operations	4.94	4.03
Less Distributions:
From distributable earnings	(4.40)	(4.00)
Total distributions	(4.40)	(4.00)
Net Asset Value Per Unit (accrual base), End of Period	$92.29	$95.16
Unitholder Total Return(2)(3)	8.36%	8.14%
Unitholder IRR before incentive fee(4)	12.77%	12.72%
Unitholder IRR after all fees and expenses(4)	11.05%	10.93%
Ratios and Supplemental Data:
Members’ Capital, end of period	$248,172	$216,335
Units outstanding, end of period	3,753,190	3,753,190
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	4.11%	4.42%
Ratio of net investment income to average net assets(5)	8.71%	10.41%
Ratio of incentive fees to average net assets(5)	2.01%	1.98%
Portfolio turnover rate(3)	17.16%	15.37%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2026 and 2025.
(2)
The Total Return for the nine months ended September 30, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.77% through September 30, 2026. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 11.05% through September 30, 2026. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On October 2, 2026, October 9, 2026, October 16, 2026, and October 30, 2026, the Company settled outstanding Repurchase Obligations totaling $27,935.

On October 27, 2026, the Company entered into a Repurchase Obligation with a principal amount totaling $9,061.

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

•
conflicts of interest may arise between the Adviser, Other Clients (as defined herein) and certain of our portfolio companies;
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

On September 15, 2022, (the “Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of September 30, 2026, we have sold 3,753,190 Units for an aggregate offering price of $375.3 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

Our Commitment Period commenced on the Closing Date and will end on December 21, 2026, which is the later of (a) September 15, 2026, four years from the Closing Date and (b) December 21, 2026, four years from the date on which we first completed an investment. The Commitment Period automatically extends for successive one-year periods beginning December 21, 2026, so that immediately following such extension, the Commitment Period will expire two years from the extension date. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

On April 28, 2026 we formed a wholly-owned subsidiary, TCW DL HDR MID-S LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of ours. As of September 30, 2026, we have six wholly-owned subsidiaries, each a Delaware limited liability company.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital call is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of September 30, 2026, we have incurred $0.1 million in organizational costs since inception, of which $0 was expensed during nine months ended September 30, 2026. Since inception, we have incurred $5.2 thousand in offering costs, all of which are charged to Members' Capital during the fourth quarter of the period ended December 31, 2022.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2026, PIK interest income earned was $0.7 million and $2.2 million, respectively, representing 10.2% and 10.5%, respectively, of investment income. For the three and nine months ended September 30, 2025, PIK interest income earned was $0.6 million and $1.6 million, respectively, representing 7.2% and 8.0%, respectively, of investment income.

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

Investment Activity

As of September 30, 2026, our portfolio consisted of 56 debt investments and five equity investments. Based on fair values as of September 30, 2026, our portfolio was 93.5% invested in debt investments which were all senior secured term loans and revolving loans and 6.5% invested in equity investments which were warrants, common units, and class A units.

As of December 31, 2025, our portfolio consisted of 48 debt investments and four equity investments. Based on fair values as of December 31, 2025, our portfolio was 96.5% invested in debt investments which were all senior secured term loans and revolving loans and 3.5% invested in equity investments which were warrants and common units.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2026:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	8%
Personal Care Products	7%
Food Products	7%
Containers & Packaging	7%
Commercial Services & Supplies	7%
Energy Equipment & Services	6%
Leisure Products	5%
Specialty Retail	5%
Construction & Engineering	4%
Building Products	4%
Electrical Equipment	4%
Professional Services	4%
Metals & Mining	4%
Oil, Gas & Consumable Fuels	3%
Health Care Equipment & Supplies	3%
Ground Transportation	3%
Health Care Providers & Services	3%
Automobile Components	3%
Machinery	2%
Software	2%
Transportation Infrastructure	2%
Paper & Forest Products	2%
Consumer Discretionary Textiles, Apparel & Luxury Goods	2%
Trading Companies & Distributors	1%
Electronic Equipment, Instruments & Components	1%
Consumer Durables & Apparel	1%
Total	100%

Results of Operations

Our operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$6,734	$7,943	$20,894	$19,931
Total expenses	1,700	2,756	6,695	5,938
Net investment income	5,034	5,187	14,199	13,993
Net realized gain (loss) on investments	—	—	204	(10)
Net change in unrealized appreciation/(depreciation) on investments	(1,837)	4,500	4,150	1,114
Net increase in Members’ Capital from operations	$3,197	$9,687	$18,553	$15,097

Total investment income

Total investment income for the three months ended September 30, 2026 and 2025 was $6.7 million and $7.9 million, respectively. Total investment income for the three months ended September 30, 2026 and 2025 included interest income (including interest income paid-in-kind) of $6.7 million and $7.9 million, respectively.

Total investment income for the nine months ended September 30, 2026 and 2025 was $20.9 million and $19.9 million, respectively. Total investment income for the nine months ended September 30, 2026 and 2025 included interest income (including interest income paid-in-kind) of $20.8 million and $19.9 million, respectively.

The decrease in total investment income during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily attributable to a decrease in interest rates on debt investments coupled with the pay down of higher interest rate debt investments during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. In addition, there were decreases in accelerated original issue discount and earned amendment fees during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

The increase in total investment income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily attributable to the increase in the par value of our debt investments which increased from $218.0 million as of September 30, 2025 to $250.7 million as of September 30, 2026 which was partially offset by a decrease in interest rates on newly originated debt investments during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Total Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Expenses
Incentive fees	$564	$1,709	$3,274	$2,664
Management fees	721	651	2,109	1,792
Interest expense on repurchase transactions	120	80	375	568
Administrative fees	125	125	375	369
Professional fees	96	107	277	287
Directors' fees	55	66	181	182
Insurance expense	16	17	49	42
Other expenses	3	1	55	34
Total expenses	$1,700	$2,756	$6,695	$5,938

Our total operating expenses for the three months ended September 30, 2026 and 2025 were $1.7 million and $2.8 million, respectively. Our operating expenses for the three months ended September 30, 2026 and 2025 include management fees attributed to the Adviser of $0.7 million and $0.7 million, respectively, and incentive fees attributed to the Adviser of $0.6 million and $1.7 million, respectively. Our expenses for the three months ended September 30, 2026 and 2025 also include interest expense incurred on repurchase transactions of $0.1 million and $0.1 million, respectively.

Our total operating expenses for the nine months ended September 30, 2026 and 2025 were $6.7 million and $5.9 million, respectively. Our operating expenses for the nine months ended September 30, 2026 and 2025 include management fees attributed to the Adviser of $2.1 million and $1.8 million, respectively, and incentive fees attributed to the Adviser of $3.3 million and $2.7 million, respectively. Our expenses for the nine months ended September 30, 2026 and 2025 also include interest expense incurred on repurchase transactions of $0.4 million and $0.6 million, respectively.

The decrease in our total expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily due to a decrease in incentive fees which decreased due to the absence of net realized and unrealized gains on investments during the three months ended September 30, 2026 compared to the net realized and unrealized gains on investments which occurred during the three months ended September 30, 2025.

The increase in our total expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily due to an increase in incentive fees which increased due to net realized and unrealized gains on investments of $4.2 million during the nine months ended September 30, 2026 compared to net realized and unrealized gains on investments of $1.1 million during the nine months ended September 30, 2025 coupled with higher net investment income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Management fees also increased due to increases in the investment cost basis for which management fees are based.

Net investment income

Net investment income for the three months ended September 30, 2026 and 2025 was $5.0 million and $5.2 million, respectively. Net investment income for the nine months ended September 30, 2026 and 2025 was $14.2 million and $14.0 million, respectively. The decrease in net income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily attributable to the decrease in total investment income partially offset by a decrease in total expenses, as described above. The increase in net income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily attributable to the increase in total investment income partially offset by an increase in expenses, as described above.

Net realized gain/(loss) on investments

During the three months ended September 30, 2026 and 2025 we recognized $0 and $0 in realized gains/(losses) on investments. During the nine months ended September 30, 2026 and 2025 we recognized $0.2 million and ($10.0) thousand in realized gains/(losses) on investments. We did not recognize a net realized gain or loss on investments during the three months ended September 30, 2026 as we did not dispose of any investments during the period. The net realized gain on investments we recognized during the nine months ended September 30, 2026 was primarily due to the following investments (dollar amounts in thousands):

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2026 and 2025 was ($1.8) million and $4.5 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mark Andy, Inc.	Term Loan	$1,264
Five Star Buyer, Inc.	Term Loan	(1,183)
Fenix Intermediate LLC	Term Loan B	(1,931)
All others	Various	13
Net change in unrealized appreciation/(depreciation)		$(1,837)

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

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2026 and 2025 was $4.2 million and $1.1 million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
EagleRock Land LLC**	Class A Units	$14,530
HydroSource Logistics, LLC**	Warrant, expires 4/4/34	(5,153)	*
Five Star Buyer, Inc.	Term Loan	(1,194)
Fenix Intermediate LLC	Term Loan B	(2,283)
All others	Various	(1,750)
Net change in unrealized appreciation/(depreciation)		$4,150

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2026 as realized gains/(losses) and/or accelerated original issue discount.

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

Net increase in Members' Capital from operations

Our Net increase in Members' Capital from operations during the three months ended September 30, 2026 and 2025 was $3.2 million and $9.7 million, respectively.

Our Net increase in Members' Capital from operations during the nine months ended September 30, 2026 and 2025 was $18.6 million and $15.1 million, respectively.

The Net increase in Members’ Capital from operations during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 decreased due to net realized and unrealized losses of $1.8 million during the three months ended September 30, 2026 compared to net realized and unrealized gains of $4.5 million during the three months ended September 30, 2025 coupled with the decrease in net investment income described above.

The Net increase in Members’ Capital from operations during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 increased due to net realized and unrealized gains of $4.4 million during the nine months ended September 30, 2026 compared to net realized and unrealized gains of $1.1 million during the nine months ended September 30, 2025 which was coupled with the increase in net investment income described above.

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

As of September 30, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Commitments	$375,319	$375,319
Undrawn commitments	$98,219	$137,319
Percentage of commitments funded	73.8%	63.4%
Units	3,753,190	3,753,190

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

We did not enter into any Barclays Transactions during the nine months ended September 30, 2026 and 2025.

The Macquarie Transactions entered into by us during the nine months ended September 30, 2026 and 2025 had an average principal balance of $10.2 million and $12.0 million, respectively, and a weighted average annual interest rate of 6.78% and 7.91%, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates as stipulated in the respective repurchase agreements.

As of September 30, 2026 and December 31, 2025, we had $27.9 million and $0, respectively in outstanding Repurchase Obligations with Macquarie. The Repurchase Obligations outstanding as of September 30, 2026 are associated with repurchase agreements that were entered into on the dates in the below table. Such Repurchase Obligations were collateralized by our term loans to the issuers in the below table. Interest under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) the interest rates in the below table, as stipulated in the repurchase agreements. As of September 30, 2026, the remaining contractual maturities of the repurchase agreements were between 31-90 days. Our outstanding Repurchase Obligations are categorized as Level 2 within the fair value hierarchy.

Issuer	Investment	Agreement Date	Interest Rate	Principal
Voltaris Power, LLC	Term Loan	9/1/2026	0.000185056	$9,905
OMS Medical Billing LLC, (OrthoMed)	Term Loan	9/2/2026	0.000185828	$7,196
Sunbelt Holdings, LLC	Term Loan	9/11/2026	0.00018702	$3,936
Hyper Ice, Inc.	Term Loan	9/16/2026	0.000190006	$3,768
Metronome BidCo, LLC (Myriad360)	Term Loan	9/30/2026	0.000191932	$3,130

The net proceeds we received from Macquarie Transactions during the nine months ended September 30, 2026 and 2025 was a net loss of $0.4 million and $0.6 million, respectively, comprised entirely of interest expense.

Interest expense incurred on Macquarie Transactions for the three months ended September 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively.

Interest expense incurred on Macquarie Transactions for the nine months ended September 30, 2026 and 2025 was $0.4 million and $0.6 million, respectively.

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

Interest Rate Risk. As of September 30, 2026, 99% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of September 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on interest income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Interest Income (Loss)
Up 300 basis points	$7,557
Up 200 basis points	5,038
Up 100 basis points	2,519
Down 100 basis points	(2,508)
Down 200 basis points	(4,847)
Down 300 basis points	(5,608)

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

TCW STAR DIRECT LENDING LLC
Date: November 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: November 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer